Form 10-K
period 2000-12-31
PSEG ENERGY HOLDINGS INC
filed 2001-04-02
CIK 1089206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                    OF 1934 For the transition period from to

  Commission           Registrant, State of Incorporation,     I.R.S. Employer
  File Number             Address, and Telephone Number       Identification No.
---------------        -----------------------------------    ------------------
   333-95697                 PSEG ENERGY HOLDINGS INC.            22-2983750
                           (A New Jersey Corporation)
                               80 Park Plaza -T22
                          Newark, New Jersey 07102-4194
                                  973 456-3581

       Securities registered pursuant to Section 12 (b) of the Act: - NONE

         Securities registered pursuant to Section 12 (g) of the Act: -
                  100 Shares of Common Stock without par value.

                   Documents incorporated by reference - NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant is a wholly owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction I
(1) (a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
Item 1.   Business.........................................................  1
          General..........................................................  1
          Risk Factors.....................................................  17
          Competitive Environment..........................................  18
          Regulatory Issues................................................  18
          Customers........................................................  20
          Employee Relations...............................................  20
          Environmental Matters............................................  20
Item 2.   Properties.......................................................  20
Item 3.   Legal Proceedings................................................  20
Item 4.   Submission of Matters to a Vote of Security Holders..............  21

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................  21
Item 6.   Selected Financial Data..........................................  22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  23
          Energy Holdings..................................................  23
          Overview and Future Outlook......................................  23
          Results of Operations............................................  25
          Liquidity and Capital Resources..................................  28
          External Financings..............................................  31
          Environmental Matters............................................  33
          Accounting Issues................................................  33
          Forward Looking Statements.......................................  34
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk.......  34
Item 8.   Financial Statements and Supplementary Data......................  34
          Consolidated Financial Statements................................  35
          Notes to Consolidated Financial Statements.......................  40
          Financial Statement Responsibility...............................  65
          Independent Auditors' Reports....................................  66
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................  67

PART III
Item 10.  Directors and Executive Officers of the Registrant...............  67
Item 11.  Executive Compensation...........................................  68
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  68
Item 13.  Certain Relationships and Related Transactions...................  68

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  68
          Schedule II--Valuation and Qualifying Accounts...................  69
          Signatures.......................................................  70

                                     PART I

ITEM 1:  BUSINESS

GENERAL

      PSEG Energy Holdings Inc. (Energy Holdings), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102 is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Energy Holdings has three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies).

      The following organization chart shows PSEG and its principal subsidiaries; Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), Energy Holdings, and PSEG Services Corporation (Services), as well as the principal operating subsidiaries of Energy Holdings.

                            PSEG Organizational Chart

                               -----------------
                                      PSEG
                               -----------------
                                       |
      --------------------------------------------------------------------------
      |                 |                      |                       |
--------------   --------------         ---------------         --------------
    PSE&G             Power          -- Energy Holdings            Services
--------------   --------------      |  ---------------         --------------
                                     |
                                     |  -------------------
                                     --        Global
                                     |  -------------------
                                     |
                                     |  -------------------
                                     --      Resources
                                     |  -------------------
                                     |
                                     |  -------------------
                                     -- Energy Technologies
                                        -------------------

      Energy Holdings is a direct, wholly-owned subsidiary of PSEG and an affiliate of Public Service Electric and Gas Company, a public utility operating in New Jersey, which is also a wholly-owned subsidiary of PSEG. As of December 31, 2000 and 1999, PSEG had approximately $2.0 billion and $1.6 billion of equity, respectively, (including retained earnings of approximately $353 million and $276 million, respectively) invested in Energy Holdings. In 2000, PSEG invested $300 million in additional equity in Energy Holdings.

ENERGY HOLDINGS

      Energy Holdings participates in three energy-related lines of business through its wholly-owned subsidiaries: Global, Resources and Energy Technologies. Together, these operating subsidiaries have more than 90 financial and operating investments. Energy Holdings seeks to pursue investment opportunities in the rapidly changing global energy markets, with Global focusing on the operating segments of the electric and gas industries and Resources seeking to make financial investments in these industries. Energy Technologies focuses on supplying products and services designed to assist customers in efficient energy utilization.

      Energy Holdings has assets that support both long-term growth and near-term earnings. Energy Holdings balances risk, return, timing of cash flow and growth objectives in creating a complementary blend of assets. Resources' assets generate cash flow and earnings in the near term, while investments at Global and Energy Technologies generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global and Energy Technologies.

      Energy Holdings' portfolio is diversified by number, type and geographic location of investments. As of December 31, 2000, and December 31, 1999, assets were comprised of the following types of investments.

                                                      December 31,  December 31,
                                                         2000          1999
                                                      ------------  ------------
Leveraged Leases ...................................      43%          43%
Other Passive Financial Investments ................       6%           8%
Domestic Generation Plants .........................       7%           5%
International Generation Plants ....................      10%           7%
International Distribution Facilities ..............      24%          28%
Energy Services ....................................       6%           6%
Other ..............................................       4%           3%

      The characteristics of each of these investment types are described in more detail below.

GLOBAL

      Strategic Overview

      Global's goal is to develop, own and operate electric generation and distribution facilities in selected high-growth areas of the worldwide energy market. In carrying out its strategy, Global's assessment of potential opportunities includes a multi-faceted analysis of the country, potential partners and transaction economics. Global identifies target markets based on economic fundamentals, including expected growth of electricity consumption, evaluation of the social, political and regulatory climates, and the opportunities for participation by private power developers. Following the identification of target markets, Global evaluates the possibility of utilizing partners with local contacts and complementary expertise. Global will consider investments or projects in which it is the sole or a majority owner if justified by strategic considerations, anticipated returns and other factors. Global then focuses on projects which meet or exceed its specified risk-adjusted rate of return and which present potential synergies with existing projects or anticipated future investments. As a result of the implementation of this analytical approach, Global has developed or acquired interests in electric generation and/or distribution facilities in the United States, Argentina, Brazil, Chile, China, Peru, Poland and Venezuela. In addition, projects are in construction or advanced development in the United States, Argentina, China, India, Italy, Poland, Tunisia and Venezuela. Global expects that future development of additional projects will take place primarily outside the United States.

Business Description

      Global is an independent power producer which develops, acquires, owns and operates electric generation and distribution facilities and is engaged in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets.

      Deregulation and privatization of energy markets, as well as growth in electricity demand throughout the world, have provided the opportunity for Global to expand the scope of its operations. Global has concentrated its development activities on markets where it believes most of the new worldwide electric generating capacity will be installed in the next five years: China, India, the Middle East, Latin America and selected regions in the United States and Europe. Global has established a presence in these high growth markets in order to access and better evaluate potential investment opportunities.

      Global has ownership interests in 24 operating generation projects totaling 3,236 MW (1,131 MW net) and 15 projects totaling 3,940 MW (1,978 MW net) in construction or advanced development. Of Global's generation projects in operation, construction or advanced development, 1,294 MW net or 42% are located in the United States. Global is actively involved, through its joint ventures, in managing the operations of nine operating generation projects and will be actively involved in managing the operations of 13 of the projects in construction or advanced development. Global owns interests in seven distribution companies providing electricity to approximately three million customers in Argentina, Brazil, Chile and Peru. Global is actively involved in managing the operations of these distribution companies in accordance with shareholder agreements and/or operating contracts. As of December 31, 2000 and December 31, 1999, Global had assets of approximately $2.3 billion and $1.7 billion, respectively.

      Global focuses on multiple project acquisitions or development in a particular geographic area in order to minimize development and operating costs and maximize the value of existing and planned investments. By investing in both generation and distribution facilities, Global seeks to balance revenue and cost volatility associated with generation plants with the stability of rate-regulated revenues from distribution facilities. Global will seek opportunities to divest assets which are no longer strategically important or do not achieve profitability objectives.

Generation

      When assessing generation development and acquisition opportunities, Global identifies regions that demonstrate a need for energy infrastructure and prospects for incremental growth that Global believes will withstand potential short-term economic turbulence. Global expects that much of its new generation investment will be in international markets due to the current and anticipated growth in required electric generating capacity in the regions in which it maintains a presence.

      Global seeks to minimize risk in the development and operation of its generation projects by selecting partners with complementary skills, structuring long-term power, purchase contracts, arranging financing prior to the commencement of construction and contracting for adequate fuel supply. Historically, Global's operating affiliates have entered into long-term power purchase contracts, selling the electricity produced for the majority of the project life. However, two plants in Texas, one of which is in construction, and a plant in Argentina, also in construction, will operate as merchant plants without long-term power purchase contracts.

      Fuel supply arrangements are designed to balance long-term supply needs with price considerations. Global's project affiliates utilize long-term contracts and spot market purchases. Global believes that there are adequate fuel supplies for the anticipated needs of its generating projects. Global also believes that transmission access and capacity are sufficient at this time for its generation projects.

      Global attempts to limit its financial exposure to each project and to mitigate development and operating risk, including fuel and foreign currency exposure, through contracts. In addition, project loan agreements are generally structured on a non-recourse basis. Further, Global structures project financing so that a default under one project's loan agreement will have no effect on the loan agreements of other projects or the debt of Energy Holdings.

                              Generation Facilities

      Global has invested in the following generation facilities which are in operation or under construction or advanced development:

                                                                                                  Global's
                                                                                                 Net Equity
                                                                                                 Interest
                                                                                     Global's        in
                                                                          Total      Ownership     Total
                                      Location         Primary Fuel         MW       Interest        MW
                                      --------         ------------       -----      --------     ---------
Operating Power Plants
United States
Texas Independent Energy
   Guadalupe......................       TX            Natural gas         1,000        50%         500
Eagle Point (A)...................       NJ            Natural gas           225        50%         113
Kalaeloa..........................       HI                Oil               180        50%          90
GWF
   Bay Area I.....................       CA           Petroleum coke          21        50%          10
   Bay Area II....................       CA           Petroleum coke          21        50%          10
   Bay Area III...................       CA           Petroleum coke          21        50%          10
   Bay Area IV....................       CA           Petroleum coke          21        50%          10
   Bay Area V.....................       CA           Petroleum coke          21        50%          10
Hanford...........................       CA           Petroleum coke          27        50%          14
Tracy.............................       CA              Biomass              21        35%           7
Bridgewater.......................       NH              Biomass              16        40%           7
SEGS III..........................       CA               Solar               30         9%           3
Kennebec..........................       ME               Hydro               15        16%           2
Conemaugh.........................       PA               Hydro               15        50%           8
                                                                           -----                  -----
         Total United States                                               1,634                    794
                                                                           -----                  -----

International
CTSN..............................   Argentina     Coal/Natural gas/Oil      650        19%         124
MPC
   Jingyuan - Units 5 and 6.......     China               Coal              600        15%          90
   Tongzhou.......................     China               Coal               30        40%          12
   Nantong........................     China               Coal               24        46%          11
   Jinqiao (Thermal Energy).......     China             Coal/Oil            N/A        30%         N/A
   Zuojiang - Units 1, 2 and 3....     China              Hydro               72        30%          21
   Fushi - Units 1 and 2..........     China              Hydro               36        35%          13
   Shanghai BFG...................     China        Blast furnace gas         50        16%           8
TGM...............................   Venezuela         Natural gas            40         9%           3
Chorzow...........................     Poland              Coal              100        55%          55
                                                                           -----                  -----
         Total International                                               1,602                    337
                                                                           -----                  -----
         Total Operating Power Plants                                      3,236                  1,131
                                                                           -----                  -----

                                                                                                             Scheduled In
Power Plants in Construction or Advanced Development                                                         Service Date
----------------------------------------------------                                                         ------------
Texas Independent Energy
   Odessa.........................     Texas           Natural gas         1,000        50%         500          2001
Turboven
   Maracay........................   Venezuela         Natural gas            60        50%          30          2001
   Cagua..........................   Venezuela         Natural gas            60        50%          30          2001
   Valencia.......................   Venezuela         Natural gas            80        50%          40          2002
MPC
   Fushi - Unit 3.................     China              Hydro               18        35%           6          2001
Prisma 2000
   Strongoli......................     Italy             Biomass              40        35%          14          2002
   Porto Empedocle................     Italy             Biomass              24        35%           8          2002
   Crotone........................     Italy             Biomass              20        35%           7          2001
   Bando..........................     Italy             Biomass              20        70%          14          2001
Parana............................   Argentina         Natural gas           830        33%         274          2001
Rades.............................    Tunisia          Natural gas           487        60%         292          2001
PPN...............................     India       Naphtha/Natural gas       330        20%          66          2001
Tri-Sakthi........................     India               Coal              525        63%         331        2003/2004
Tanir Bavi........................     India             Naphtha             220        74%         163          2001
Chorzow...........................     Poland              Coal              226        90%         203          2003
                                                                           -----                  -----
         Total Construction or Advanced Development                        3,940                  1,978
                                                                           -----                  -----
         TOTAL GENERATION FACILITIES                                       7,176                  3,109
                                                                           =====                  =====

(A) Subsequent to December 31, 2000, Global withdrew from its interest in the Eagle Point Cogeneration Partnership in exchange for a series of payments expected to total up to $290 million. These payments are expected to be received over the next five years, subject to certain contingencies.

Domestic Generation in Operation

      Guadalupe

      In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. The first TIE facility, a 1,000 MW gas-fired combined-cycle electric generation facility in Guadalupe County in south central Texas commenced commercial operation in January 2001. Approximately 60% of the plant's total output has been sold via bilateral power purchase agreements and the remainder will be sold in the Texas spot market.

      Eagle Point

      The Eagle Point Power Plant is a 225 MW gas-fired combined-cycle facility located in West Deptford, New Jersey. Approximately 90% of the electricity generated by the Eagle Point Power Plant is sold to Public Service Electric and Gas Company under a 25-year power purchase contract terminating in May 2016. The balance of the electricity generated is sold to Coastal Eagle Point Oil Company along with approximately 575,000 lbs./hr of steam under a 20-year contract terminating in May 2011. Global and its partner, ANR Venture Eagle Point Company, a subsidiary of The Coastal Corporation, each owned 50% of the facility. The plant has been in commercial operation since May 1991. In 2000, the Eagle Point Power Plant generated approximately 1,706 gigawatt hours (GWH) of electric energy and approximately $167 million of gross revenue. The plant availability factor for 2000 was 92%. Subsequent to December 31, 2000, Global withdrew from its interest in the Eagle Point Cogeneration Partnership in exchange for a series of payments expected to total up to $290 million. These payments are expected to be received over the next five years, subject to certain contingencies.

      Kalaeloa

      The Kalaeloa Power Plant is a 180 MW oil-fired cogeneration plant located at Barbers Point, Oahu, Hawaii, which began operating in April 1990. Global purchased a 49% limited partnership interest in the facility in 1997 and a 1% general partnership interest in April 2000. Global's partner is Harbert Power. All of the electricity generated by the Kalaeloa Power Plant is sold to Hawaiian Electric Company under a 25-year power purchase contract terminating in May 2016. Under a steam purchase and sale agreement expiring in May 2016, the Kalaeloa Power Plant will supply approximately 121,000 lbs./hr. of steam to Hawaiian Independent Refinery, Inc. In 2000, the plant generated approximately 1,319 GWH of electric energy for sale to Hawaiian Electric Company and approximately $114 million of gross revenue. The plant availability factor in 2000 was 92%.

      GWF and Hanford

      Global and Harbert Power each own 50% of GWF, which owns and operates five petroleum coke-fired power plants totaling 102.5 MW in the San Francisco Bay area in California. Power purchase contracts for the plants' net output are in place with Pacific Gas and Electric Company ending in 2020 and 2021. In 2000, the plants generated 734 GWH of electric energy for sale to Pacific Gas and Electric Company and approximately $101 million of gross revenue. The plants went into service between October 1989 and December 1990. The average availability factor of the five plants in 2000 was 88%.

      Global and Harbert Power each own 50% of Hanford, which owns and operates a 27 MW petroleum coke-fired facility in Hanford, California. A power purchase contract for the plant's net output is in place with Pacific Gas and Electric Company through 2011. In 2000, the Hanford plant generated 163 GWH of electric energy for sale to Pacific Gas and Electric Company and steam which was sold to Pirelli-Armstrong Tire Corp. pursuant to a 20-year contract expiring in 2011. The Hanford plant generated approximately $31 million of gross revenue in 2000 and had an availability factor of 80%.

      The 2000 average availability factors listed above exclude contractually agreed monthly curtailment periods of two months each for two of the GWF plants and Hanford. Pacific Gas and Electric Company compensates GWF and Hanford amounts equivalent to their normal profit margins for such monthly curtailment periods.

      Power from the California facilities is sold pursuant to Pacific Gas and Electric's Standard Long-term Energy and Capacity Power Purchase Agreements
(S04). For a discussion of recent developments in the wholesale energy marketplace in California, see "Management's Discussion and Analysis - California Power Market."

      Other

      Other minority investments held by Global in five domestic generation facilities totaled 27 MW net and generated less than 6% of Global's total gross revenues in 2000.

International Generation in Operation

      Global owns interests in operating generation facilities in Argentina, China, Poland and Venezuela. Over the next five years, Global anticipates pursuing additional opportunities resulting from its presence in these countries and other countries in which it currently does business, as warranted by local market considerations.

   Argentina

      CTSN

      Central Termica San Nicolas (CTSN) is a 650 MW electric generation facility located near the city of San Nicolas, Argentina that is 19% owned by Global and 69% by The AES Corporation (AES), with the remaining 12% owned by CTSN's employees. CTSN was acquired in 1993 in conjunction with the initial Argentine privatization process, and is the third largest thermal power plant in Argentina, consisting of one 350 MW and four 75 MW steam turbines. CTSN, as the only multi-fuel generation facility in Argentina, is capable of operating on natural gas, oil or coal. At the time of privatization, CTSN's availability was below 45%. The plant availability factor in 2000 was 85%.

      The facility sells its output through a combination of spot market sales, contracts with distributors and contracts with a wide variety of large or medium sized industrial users. Approximately half of the output is sold pursuant to power purchase contracts that expire in 2001. Upon expiration of its power purchase contracts, Global expects that CTSN's output will be sold into the merchant market. Although CTSN is an older facility and will face substantial competition from more efficient plants, the facility has direct access by vessel to its own port, rail and motorway, and is located in Argentina's industrial belt on the Parana River. It is also situated near the Argentine natural gas transportation system and is connected to the regional transmission lines which provide access to the wholesale electricity market. In 2000, CTSN generated 1,751 GWH of electric energy. Experience gained through this investment led to Global's subsequent investments in Argentine electric distribution systems and the development of a new power plant adjacent to CTSN, as described below. See "-- Power Plants in Construction or Advanced Development -- Argentina -- Parana" and "--Distribution -- Argentina -- EDEN, EDES, EDELAP and EDEERSA".

   China

      Global's activities in China are conducted through Meiya Power Company Limited (MPC), a joint venture with the Asian Infrastructure Fund (AIF) and Hydro Quebec International (HQI). Global owns 50% of MPC, while AIF and HQI own 30% and 20%, respectively. AIF is a private equity fund whose sponsors and investors include Frank Russell Company, International Finance Corporation, Asian Development Bank and Asian Infrastructure Development Fund.

      As the result of its existing investments in China, MPC has established relationships and partnerships with local authorities. Its focus has been on investment opportunities in eastern China, where power demand is high and cogeneration opportunities exist, central China, where heavy industry is located and there are abundant supplies of coal, and northwest China, where power shortages prevail and central government policy continues to support growth in designated areas. MPC's strategy is to identify projects that are consistent with central government policies, to pursue negotiated investment opportunities rather than competitive bid situations and to seek projects with demonstrated expansion possibilities.

      MPC is focused on developing, acquiring, owning and operating electric generation facilities in China and Taiwan. MPC seeks to structure long-term power purchase contracts with its customers and to incorporate take-or-pay and minimum take provisions to support debt service and a specified equity return. Pricing terms for energy from its facilities generally include a base price and indexed adjustments to compensate for changes in inflation, foreign currency exchange rates up to the minimum equity return and laws affecting taxes, fees and required reserves. MPC's projects, either under construction or in operation, have obtained all required approvals to enable issuance of a business license in their respective localities. As legal business entities, these projects generally have access to foreign currency exchange markets.

      Minority investments held by Global in seven generation facilities located in China totaled 161 MW net and generated less than 4% of Global's total gross revenues in 2000.

   Venezuela

      TGM

      Global, in partnership with Corporacion Industrial de Energia (CIE), owns Turbogeneradores de Maracay (TGM), a 40 MW natural gas-fired plant in Venezuela. TGM sells all of the energy produced under contract to Manufacturas del Papel (MANPA), a paper manufacturing concern located in Maracay. MANPA and CIE have common controlling shareholders. Through its 9% ownership interest in TGM, which has been held since 1995, and its relationship with CIE and MANPA, Global has obtained an understanding of the power requirements of potential customers in the north-central industrial region of Venezuela and the supply dynamics of the existing system. This has created additional opportunities to develop new generating projects and provide electricity to industrial customers in
Venezuela. See "-- Power Plants in Construction or Advanced Development -- Venezuela -- Turboven."

   Poland

      For a discussion of Global's interest in the generation facility located in Poland, see " Power Plants in Construction or Advanced Development -- Poland -- Chorzow."

   Other

      Global currently holds a minority interest in a project development company located in the Philippines. The total investment in this company represented less than 1% of Global's assets as of December 31, 2000. As part of a comprehensive review of existing assets and development activities, Global's management decided that it would not currently commit additional resources to its investment in the Philippines and will focus its current Asian development activities in China. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Global".

Power Plants in Construction or Advanced Development

      Global has 15 projects in construction or advanced development totaling 3,940 MW (1,978 MW net) located in the United States, Argentina, China, India, Italy, Poland, Tunisia and Venezuela. Global seeks to obtain power purchase contracts for the output of its plants. Global has obtained long-term power purchase contracts for the output of its plants in China, India, Italy, Poland, Tunisia and Venezuela. Conditions in certain markets, including the United States, dictate that Global's generation projects will be merchant facilities that sell their output under short-term contracts or into the open market. Global's assessment of investments in merchant generation facilities is based on an underlying analysis of the wholesale power market in the relevant geographic area. This analysis includes models which simulate the market and the dispatch order of existing and planned power facilities. These models form the basis for the economic evaluation of projects and their expected performance.

   United States

      Odessa

      TIE is constructing a 1,000 MW gas-fired combined-cycle electric generation facility near Odessa, Texas. The first block of 500 MW is expected to be operational in June 2001. It is anticipated that approximately 50% of the output of the facility will be sold through various bi-lateral power purchase and tolling agreements with terms of one to five years. The balance of the output will be sold on a spot or short-term basis into the Texas market. The total cost of the facility is estimated to be approximately $528 million. Global's investment, including loans and guarantees, is expected to be approximately $190 million. Non-recourse project financing relative to the Odessa facility totaling $329 million was completed in February 2000.

   Venezuela

      Turboven

      In April 1999, Global and CIE announced plans to construct and operate up to three gas-fired simple cycle electric generation facilities with total installed capacity of up to 200 MW and associated distribution systems to serve industrial customers in Maracay (60 MW), Cagua (60 MW) and Valencia (80 MW), Venezuela. The facilities will be owned and operated by Turboven, an entity which is jointly owned by

Global and CIE. The facilities will utilize 10 refurbished General Electric turbines and local fuel. Through its previous investment in Venezuela, Global determined that industrial users were dissatisfied with the quality of service from the existing power grid. To date, power purchase contracts have been entered into for the sale of approximately 50% of the output of the first two plants, Maracay and Cagua, to various industrial customers, of which approximately 33% are subsidiaries or affiliates of multinational companies. The power purchase contracts are structured to provide energy only with minimum take provisions. Fuel costs will be passed through directly to customers and the energy tariffs will be calculated in United States Dollars and paid in local currency. Construction of the first two facilities is essentially completed. Global and its partner will secure power contracts with additional customers before proceeding with construction of the third facility. Global's investment for all three units is not expected to exceed approximately $70 million.

      The Maracay and Cagua facilities are currently selling some energy under power purchase contracts to various customers while undergoing additional testing. Turboven has not yet accepted either facility as complete under the applicable turnkey construction contracts with the Engineering, Procurement and Construction contractor due to technical and contractual issues.

      Argentina

         Parana

      In June 1999, Global and AES closed on the non-recourse project financing of the Parana facility, an 830 MW natural gas-fired combined-cycle electric generation facility to be constructed on land to be purchased from CTSN and adjacent to the CTSN facility in San Nicolas. Global has a 33% ownership share in AES Parana, S.A., the joint venture entity that is constructing and will operate the Parana project. AES owns the remaining 67%. The Parana facility will utilize infrastructure and services provided under contract from CTSN and is expected to be completed in 2001 at a total cost of approximately $448 million. Global's equity investment in Parana, including contingencies, is expected to be approximately $86 million. Global expects that this facility's design technology, along with construction and operating efficiencies derived from the proximity to CTSN, will enable it to compete effectively. Parana has been designed to serve as a base load generator and will operate as a merchant plant selling into the wholesale power market.

      Tunisia

         Rades

      Global and its partners, Sithe Energies, Inc. and Marubeni Corporation, closed project financing for a 487 MW gas-fired combined-cycle electric generation facility in Rades, Tunisia, in August 1999. In December 2000, Global and Marubeni Corporation purchased Sithe Energies, Inc.'s interest in Carthage Power Company. As a result, Global owns 60% of the facility with Marubeni owning 40%. Global will be the operator. A 20-year power purchase contract has been entered into for the sale of 100% of the output to Societe Tunisienne d'Electricite et du Gaz, the national utility. The power purchase contract tariff consists of a fixed capacity charge to cover debt and equity return as well as fixed and variable charges to cover fuel, operations and maintenance costs. Each tariff component will be paid in local currency (dinars) and indexed to actual costs or a combination of United States Dollars and Euros. The facility is expected to be in operation in the third quarter of 2001 at a total cost of approximately $261 million. Global's equity investment is expected to be approximately $59 million, including contingencies.

      India

         PPN

      Global owns a 20% interest in PPN Power Generating Company Limited (PPN), which has a 330 MW gas-fired combined-cycle facility under construction in the State of Tamil Nadu, India. Global's partners include Marubeni, with a 26% interest, El Paso Energy Corporation, with a 26% interest and the Reddy Group, with a 28% interest. Upon completion, scheduled for the second quarter 2001, Global will be the operator. A take-or-pay power purchase contract has been entered into for the sale of 100% of the output to the State Electricity Board of Tamil Nadu for 30 years. Letters of credit, a State guarantee and an escrow arrangement support the contract. Foreign currency exposure has been minimized by utilizing local currency (rupee) financing and providing for devaluation protection, up to a base return, in the power purchase contract. The total project cost is estimated to be approximately $341 million. Global's equity investment, including contingencies, is not expected to exceed $34 million.

         Tri-Sakthi

      In May 1999, Global acquired an interest in Tri-Sakthi Energy Private Limited, a company which is developing and will own a 525 MW coal-fired electric generation facility to be constructed in Ennore, Tamil Nadu, India. Upon completion, Global will be the operator of the plant. Global's partner is Pembinaan Redzai Bhd Sdn (PR Group) of Malaysia. A take-or-pay power purchase contract has been entered into for the sale of 100% of the output to the State Electricity Board of Tamil Nadu for 30 years. It is expected that the contract will be supported by letters of credit, an escrow arrangement and a State guarantee. Negotiations with the State and the Electricity Board to finalize these agreements have been delayed. Global will not begin discussions with financing sources and construction will not commence until support agreements are satisfactorily completed. The total project cost is estimated to be approximately $633 million. Global's equity investment, including contingencies, for its 63% interest is expected to be approximately $180 million.

         Tanir Bavi

      In September 2000, Global acquired a 49% interest in Tanir Bavi Power Company Private Ltd. In January 2001, Global acquired an additional 25% interest in the project bringing its total ownership interest to 74%. The company is constructing a 220 MW barge mounted, combined cycle generating facility. Global's partner in the venture will be GMR Vasavi Group, a local Indian company. Upon scheduled completion in 2001, a joint venture of Global and GMR Vasavi Group will operate the plant. Power from the facility will be sold under a seven year fixed price power purchase agreement with the Karnataka Electricity Board that is renewable for an additional five year term under a mutually agreeable tariff. The initial agreement is take or pay to a plant load factor
(PLF) of 85% with incentive payments for performance above the base PLF. The contract is supported by letters of credit, a State guarantee and an escrow arrangement. The total project cost is estimated to be approximately $207 million and Global's equity investment, including contingencies, is not expected to exceed $89 million.

      Poland

         Chorzow

      In October 2000, Global closed the project financing for a combined heat and power plant currently under construction in Poland. The capacity of the facility which will be located in Chorzow and is planned to be 226 MW (electrical) and 500 MW (thermal). This new facility will replace Elektrownia Chorzow, an existing 100 MW heat and power generator. At commercial operation, Global's economic interest will be approximately 90% in Elektrocieplownia Chorzow ELCHO Sp. z o.o. (ELCHO) with the balance held by local Polish companies. Total project cost is estimated at $324 million with Global's equity investment, including contingencies not expected to exceed $105 million. The plant has a targeted commercial operation date in 2003. Polskie Sieci
Elektroenergetyczne SA, the Polish power grid company, has entered into a 20 year power purchase agreement with ELCHO for 100% of the electrical output. All of the thermal energy will be sold to Przedsiebiorstwo Energetyki Cieplnej, the district heating company serving the city of Katowice and its surrounding communities, for a term of 20 years.

      Other

      Minority investments held by Global in four generation facilities, located in Italy, totaled 43 MW net and represented less than 4% of Global's consolidated assets.

Distribution

      Global has expanded its business to include electric distribution where it can be linked to existing or prospective generation opportunities. Since 1997, Global has invested in seven distribution companies which serve approximately 3 million customers and a population of 10 million in Argentina, Brazil, Chile and Peru. Investments in these rate-regulated distribution companies represented 24% of Energy Holdings' assets, or $1.2 billion, as of December 31, 2000. Global is actively involved in managing the operations of these distribution companies in accordance with shareholder agreements and/or operating contracts.

      Global's  analysis  of  distribution  investments  is based on an in-depth assessment of the regulatory environment, expected growth in the service area and related generation opportunities. Global's experience in the technical and operating aspects of electric distribution systems enables it to identify and correct operational deficiencies and thereby enhance efficiency and profitability. Global's approach to management of its distribution investments is to appoint a transition team, which includes its own experts and local representatives, with appropriate experience to assess operational activities and implement improvements as required. The team then recruits local managers to assume operational responsibility ultimately. When required, Global has contracted with its affiliate, Public Service Electric and Gas Company, to assist in investment evaluation and project assessment and provide facility management and operation services.

                             DISTRIBUTION OPERATIONS

                                                                       Global's
                                               Number of               Ownership
                            Location           Customers               Interest
                            --------           ---------               --------
EDEN ...................    Argentina           280,000                  30%
EDES....................    Argentina           140,000                  30%
EDELAP..................    Argentina           290,000                  30%
EDEERSA.................    Argentina           230,000                  41%
Rio Grande Energia......    Brazil              960,000                  32%
Chilquinta Energia......    Chile               450,000                  50%
Luz del Sur.............    Peru                680,000                  44%
                                              ---------
           Total........                      3,030,000
                                              =========

   Argentina

      EDEN, EDES and EDELAP

      In 1997, Global and its partner, AES, acquired Empresa Distribuidora de Energia Norte S.A. (EDEN) and Empresa Distribuidora de Energia Sur S.A. (EDES) which distribute electricity to areas within the Province of Buenos Aires. Global has a 30% ownership interest in each of EDEN and EDES. EDEN and EDES each have a 95-year exclusive territorial franchise concession and collectively serve a total of approximately 420,000 customers. In 1998, Global purchased from AES a 30% interest in Empresa Distribuidora La Plata S.A. (EDELAP) which distributes electricity predominantly in the provincial capital, La Plata. EDELAP has a 95-year exclusive territorial franchise concession, granted in 1992, and serves a total of approximately 290,000 customers. EDEN, EDES and EDELAP purchase electric power from the spot market and pursuant to contracts with CTSN, which is partially owned by Global and AES. The CTSN power purchase contracts expire in May 2001. Together, EDEN, EDES, and EDELAP provide over 6,200 GWH per annum to a population of nearly two million.

      Pursuant to contracts and operating practices, Global has significant operating responsibilities with respect to these three distribution systems. Shareholder agreements specify corporate governance, voting rights and key financial elements. Global has veto power over major decisions including, among other things, material contracts, indebtedness, bankruptcy, sale of assets, operating and capital budgets and dividend policy. In order to satisfy the requirements of the EDEN and EDES privatization process with respect to experience managing distribution systems, Global was identified as the named operator.

      EDELAP's tariffs are regulated by the national agency, Ente Nacional Regulador de la Electricidad, while EDEN and EDES are regulated by the provincial authority, Ente Provincial Regulador de la Electricidad. Each privatized system was granted rate certainty for the ten year period following privatization, which occurred in 1997 in the case of EDEN and EDES and 1992 in the case of EDELAP. Although regulated by different authorities, ratemaking principles adopted under Argentine national law and provincial law are similar and can be characterized as "price-cap with periodic review" methodology, a type of incentive regulation which allows regulated companies to retain a portion of the economic benefits arising from efficiency gains. As a general matter, the tariff is intended to allow distribution companies to recover the cost of electricity and to earn a margin for distribution services. Large industrial users may purchase electricity from distributors or directly from generators with the local distributor collecting a toll. Any loss of such customers is not expected to have a material impact on the profitability of the distribution system.

      Rate cases are held every five years with periodic adjustments as follows: changes in the United States Producer Price Index (PPI) and Consumer Price Index
(CPI), and changes in cost of electricity, distribution and connections -- every 12 months; and efficiency factor -- 1% annual reduction in margin starting
January 31, 2002. The tariffs are denominated in United States Dollars and converted to Argentine pesos when billed to customers.

      The quality of service of each distribution system is measured against established standards and penalties may be imposed and paid to compensate customers if such standards are not achieved. Global intends to implement capital improvement budgets which will attempt to meet quality of service standards.

Failure to meet required standards would result in penalties which are not expected to have a material impact on the distribution system, although no assurances can be given.

      EDEERSA

      In December 2000, Global agreed to purchase 100% of the outstanding shares of Inversora en Distribusion de Entre Rios S.A. (INVERDERSA) which in turn owns 90% of the outstanding shares of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA). The remaining 10% of EDEERSA is indirectly owned by its employees. The acquisition is valued at approximately $200 million plus the assumption of outstanding debt of approximately $80 million.

      EDEERSA is the main distributor of electricity in the Province of Entre Rios, Argentina. Entre Rios is located to the north of the Province of Buenos Aires and west of Uruguay. EDEERSA holds a 40-year exclusive concession, granted in 1996 at the time of privatization, to distribute electricity throughout its service territory, which covers 21,000 square miles and has an estimated population of 1.1 million people. EDEERSA's distribution network consists of approximately 9,100 miles of high, medium and low voltage power lines. EDEERSA's approximately 230,000 customers consume approximately 1,500 GWH of electrical energy per annum.

      On December 29, 2000, Global purchased 46% of INVERDERSA and expects to acquire the remaining 54% in the second quarter of 2001. Prior to acquiring 100% of the shares of INVERDERSA, Global will have management control of the company while the seller maintains operating control. In addition, effective with the first closing, Global is receiving cash flow benefits equivalent to full ownership.

      Distribution tariffs are regulated by the provincial authority, Ente Provincial Regulador de la Energia, utilizing the "price-cap with periodic review" methodology as described under "EDEN, EDES and EDELAP." Every five years the tariff schedule is revised based on a variety of factors. The first such tariff review is expected to be completed in May 2001.

      EDEERSA is currently undergoing its first tariff setting rate-case since its privatization in 1996. In July 2000, EDEERSA submitted to the regulatory agency its proposed new tariff structure for the period of 2001-2006. The regulatory agency is analyzing the proposal and negotiations between EDEERSA and the agency have commenced. The new rate structure is expected to be effective starting July 2001, although no assurances can be given.

      The proposed tariff structure includes compensation for items that were previously ignored in the current tariff structure, including reimbursement for such items as the cost of connecting and disconnecting customers, penalties due to power factor and quality of service, customer contributions for special connections, and the pass through of provincial taxes and fees. The proposed tariff structure, if approved by the regulators, would provide for an average increase in revenues of approximately nine percent.

      In addition, periodic rate adjustments are made as follows: changes in the PPI and CPI - every six months; and changes in cost of electricity, distribution and connections - every six months.

      EDEERSA receives its electricity supply from the National Interconnected System through three connection points. Due to the mechanics of the pass-through mechanism for energy purchases in EDEERSA's tariffs, the company does not have any power purchase agreements with any generators but, instead, purchases all of its energy requirements from the spot market. This ensures a full pass through of all energy purchase costs to EDEERSA's customers.

      The quality of service of the distribution system is measured against established standards and penalties may be imposed and paid to compensate customers if such standards are not achieved. Global intends to implement capital improvement budgets which will attempt to meet quality of service standards. Failure to meet required standards would result in penalties which are not expected to have a material impact on the distribution system, although no assurances can be given.

   Brazil

      Rio Grande Energia

      Together with VBC Energia, a consortium of Brazilian companies formed to invest in electric privatization, and Previ, the largest pension fund in Brazil, Global acquired Rio Grande Energia (RGE), a Brazilian distribution company privatized in 1997. Global's ownership interest in RGE is approximately

32%. Due to Global's distribution experience, it was designated as and remains the named operator for the system in order to satisfy requirements of the privatization process. A shareholder's agreement establishes corporate governance, voting rights and key financial provisions. Global has veto rights over certain actions, including approval of the annual budget and financing plan, executive officers, significant investments or acquisitions, sale or encumbrance of assets, establishment of guarantees, amendment of the concession agreement and dividend policies. Day-to-day operations are the responsibility of RGE, subject to partnership oversight.

      RGE serves approximately 960,000 customers in the state of Rio Grande do Sul in Southern Brazil and operates under a 30-year non-exclusive territorial concession agreement ending in 2027. The concession is non-exclusive in that the distribution system must provide large consumers the right to choose another provider of energy or to self-generate. Global does not believe this represents a substantial threat to the profitability of the distribution system in Brazil since the tariff structure provides the distribution system the opportunity to recover all costs associated with distribution service plus a return. RGE secures its energy supply through contractual agreements expiring between 2007 and 2020. RGE also purchases 20% of its requirements through 2013 under the terms of contracts which are denominated in United States Dollars.

      Since the acquisition in 1997, RGE has achieved the following technical improvements: outage duration has been reduced by 52% and frequency of interruption has dropped by 54%; line losses were reduced from 15% to 8%, while during the same time period, personnel costs were lowered by 41%.

      RGE is  regulated by Agencia  Nacional de Energia  Eletrica  (ANEEL),  the
national regulatory authority. ANEEL's functions include granting and supervising electric utility concessions, approving electricity tariffs, issuing regulations and auditing distribution systems' performance. The rate setting process for Brazilian distribution companies has two components, an annual adjustment for which RGE applies every April and is embedded in the concession contract, and a rate revision which will be calculated for RGE in 2003 and every subsequent fifth year anniversary.

      The annual adjustment is designed to permit the distribution system to recover inflationary cost increases as well as to pass through to consumers increases in energy purchase costs, subject to timing differences. The rate calculation formula also includes an "X" factor which permits ANEEL to adjust for productivity. ANEEL has set the "X" factor at zero for the first five-year period.

      RGE has filed for and been granted three annual adjustments per the specified formula. In 1998, RGE received a 4% increase; in April 1999, RGE received a 10.9% increase; and in April 2000, RGE received a 9.5% increase based on its annual review. RGE was also granted a special adjustment of 2.6% in May 1999 to account for increased costs related to United States Dollar denominated energy supply contracts during the January to April 1999 time period prior to the annual review. This special adjustment was granted as a result of the devaluation of the Brazilian Real. In April 2000, this special adjustment was continued in the amount of 1.9%.

      The second component of the rate setting process is the tariff review conducted every five years by ANEEL. The tariff setting considers changes in the structure of costs and in the market of the distribution system, the tariffs charged by similar companies and efficiency factors. RGE's first rate review is scheduled to be performed in 2003. During this rate revision, ANEEL can revise the "X" factor which would be in place for the following five year period. See "Legal Proceedings" for a discussion of a recent lawsuit filed by the Brazilian Consumer Association of Water and Energy.

      ANEEL also monitors service quality by auditing duration and frequency of outages as well as several other performance measures. Global intends to implement capital improvement budgets which will attempt to meet quality of service standards. Failure to meet required standards would result in penalties which are not expected to have a material negative impact on the distribution system, although no assurances can be given.

   Chile and Peru

      Chilquinta Energia

      In June 1999, Global together with its partner, Sempra, jointly acquired 90.23% of the shares of Chilquinta Energia, S.A. (Chilquinta), an energy distribution company with numerous energy holdings, based in Valparaiso, Chile. In January 2000, Global and Sempra jointly acquired an additional 9.75%, increasing their total share holding to 99.98% of the company. Funding for the purchase of the incremental shares was provided at the time of the initial investment. Chilquinta provides growth opportunities and enhances Global's market position in the region by adding electric and gas distribution facilities in Chile. Gas distribution is provided through Energas, a start-up company that provides service to more than 18,000 natural gas customers in Chile as of December 1999. The Chilquinta acquisition also included a 37% interest in Luz del Sur which owns electric distribution facilities in Peru. Simultaneous with the closing of this acquisition, Global and its partner sold Chilquinta's 32% interest in Central Puerto, S.A., an Argentine thermal electric generator. In September 1999, Global and Sempra closed on a tender offer for outstanding publicly traded shares of Luz del Sur. The number of shares tendered constitutes 22.5% of the shares of Luz del Sur. The tender was offered exclusively in Peru. Global and Sempra also purchased an additional 25% of Luz del Sur upon closing of the tender offer, which gives them approximately 85% control of Luz del Sur. Global's investment in connection with these transactions was approximately $108 million. Subsequent purchases of shares in Chilquinta and Luz del Sur by Sempra and Global have increased ownership to 99.99% and 87.9%, respectively.

      As equal partners in the acquisition, Global and Sempra share in the management of Chilquinta, however, Sempra has assumed lead operational responsibilities in Chile, while Global has assumed lead operational responsibilities in Peru. The shareholders' agreement gives Global important veto rights over major partnership decisions including dividend policy, budget approvals, management appointments and indebtedness.

      In 2000, Chilquinta sold approximately 1,528 GWH per year to approximately 450,000 customers in Chile. Chilquinta operates under a non-exclusive perpetual franchise within Chile's Region V which is located just north and west of Santiago. Global believes that direct competition for distribution customers would be uneconomic for potential competitors. Luz del Sur operates under an exclusive, perpetual franchise in the southern portion of the city of Lima and in an area just south of the city along the coast serving approximately 680,000 customers. Both Chilquinta and Luz del Sur purchase energy for distribution from generators in their respective markets on a contract basis.

      Distribution companies in Chile are subject to rate regulation by the Comision Nacional de Energia, a national governmental regulatory authority. The Chilean regulatory framework has been in existence since 1982, with rates set every four years based on a model company. The tariff which distribution companies charge to regulated customers consists of two components: the actual cost of energy purchased plus an additional amount to compensate for the value added in distribution (DVA tariff). The DVA tariff considers allowed losses incurred in the distribution of electricity, administrative costs of providing service to customers, costs of maintaining and operating the distribution systems, and an annual real return on investment of 8% to 14% based on the new replacement cost of distribution assets. Changes in electricity distribution companies' cost of energy are passed through to customers, with no impact on the distributors' margins (equal to the DVA tariff). Therefore, distributors, including Chilquinta, are not affected by changes in the generation sector which affect prices. The most recent tariff adjustment occurred in November 2000. Chilquinta received a 2% tariff increase as a result of this process. The DVA tariff index provides for monthly adjustments based on variations in certain economic indicators whenever the component costs increase by more than 3% over prior levels. This index provides inflation adjustments and indirect devaluation protection.

      Distribution companies in Peru are subject to rate regulation by the Comision de Tarifas Electricas, a national governmental regulatory authority. The Peruvian rate setting mechanism was established in 1992 and is similar to the Chilean system described above. Rates are set every four years. The next regularly scheduled rate setting for Luz del Sur will be in November 2001.

      Chile has implemented service quality standards and penalties, however, specific regulations have not yet been published. Quality of service limits were published in Peru and distribution companies are subject to penalties if the standards are not met. Global intends to implement capital improvement budgets which will attempt to meet quality of service standards. Failure to meet required standards would result in penalties which are not expected to have a material impact on the distribution system, although no assurances can be given.

      Other

      Global has recently announced the planned acquisition of Sociedad Austral de Electricidad S.A., (SAESA), a distribution company operating in Chile and Argentina. See "Management's Discussion and Analysis", for further discussion.

RESOURCES

Strategic Overview

      Resources focuses on providing energy infrastructure financing in developed countries. Resources invests in energy-related financial transactions and manages a diversified portfolio of investments, including leveraged leases, leveraged buyout funds, limited partnerships and marketable securities. Resources seeks to invest in transactions where its expertise and understanding of the inherent risks and operating characteristics of energy-related assets provide a competitive advantage. Resources currently expects to concentrate its future investment activity on energy-related financial transactions. Since it was established in 1985, Resources has grown its portfolio to include more than 60 separate investments.

      Worldwide deregulation of energy markets is creating new investment opportunities for Resources. As energy assets are privatized or sold, purchasers require significant amounts of acquisition capital. In addition to traditional bank and debt financing, leveraged leases provide purchasers with a source of funding for such acquisitions. Resources, as an experienced participant in the leveraged lease financing market for energy assets, is actively pursuing domestic and international opportunities to invest in these highly structured transactions.

      Recently, Resources has entered into leveraged lease transactions of electric generation plants and electric and gas distribution networks with utilities located in the United States and Western Europe. In addition, Resources acquired investments in lease transactions of utility assets in the United States nearing the end of their initial lease term.

      As of December 31, 2000 and 1999, Resources had approximately $2.3 billion and $1.8 billion, respectively, invested in leveraged lease transactions which represented approximately 88% and 84% of Resources' total assets of $2.6 billion and $2.1 billion, respectively. Leveraged leases of energy-related plant and equipment totaled approximately $1.8 billion and $1.3 billion or 79% and 73% of the lease portfolio and 70% and 61% of Resources' assets as of December 31, 2000 and December 31, 1999, respectively. The remainder of Resources' portfolio is further diversified across a wide spectrum of asset types and business sectors including leveraged leases of aircraft, railcars and real estate, limited partnership interests in project finance transactions, and leveraged buyout and venture funds. Approximately 85% of the lease investments in Resources' portfolio are with lessees that have investment grade credit ratings.

Portfolio Segments

      The major components of Resources' investment portfolio as a percent of its total assets as of December 31, 2000 and December 31, 1999 were:

                               SCHEDULE OF ASSETS

                                              As of December 31,      As of December 31,
                                                    2000                    1999
                                             --------------------   ---------------------
                                                         % of
                                                      Resources'            % of Resources'
                                             Amount  Total Assets   Amount   Total Assets
                                             ------  ------------   ------   ------------
                                                      (Millions of Dollars)
Leveraged Leases
    Energy-Related
      Foreign .........................      $  973       38%      $  759       36%
      Domestic ........................         816       32%         517       25%
    Real Estate
      Foreign .........................          --       --           --       --
      Domestic ........................         172        7%         193        9%
    Aircraft
      Foreign .........................         133        5%         132        6%
      Domestic ........................          66        3%          68        3%
    Commuter Railcars
      Foreign .........................          83        3%          81        4%
      Domestic ........................          --       --           --       --
    Industrial
      Foreign .........................          --       --           --       --
      Domestic ........................           9       --            9        1%
                                             ------      ---       ------      ---
            Total Leverages Leases, Net       2,252       88%       1,759       84%
                                             ------      ---       ------      ---
Limited Partnerships
    Leveraged Buyout
      Funds ...........................         213        8%         230       11%
      Other ...........................          26        1%          49        2%
                                             ------      ---       ------      ---
              Total Limited Parnerships         239        9%         279       13%
                                             ------      ---       ------      ---
Marketable Securities .................           6       --            7       --
Other Investments .....................           4       --           --       --
Owned Property ........................          58        3%           8       --
Current and Other Assets ..............           5       --           43        3%
                                             ------      ---       ------      ---
Total Resources' Assets ...............      $2,564      100%      $2,096      100%
                                             ======      ===       ======      ===

      As of December 31, 2000 and December 31, 1999, no single investment represented more than 7.1% of Resources' total assets.

Leveraged Lease Investments

      Resources' equity investments in leveraged leases help to diversify Energy Holdings' portfolio. In addition, they provide a fixed rate of return, predictable income and cash flow, and depreciation and amortization deductions for federal income tax purposes.

      Leveraged lease investments are complex transactions that are carefully structured to achieve specific economic results. In a leveraged lease, the lessor acquires an asset by investing equity representing approximately 15% to 20% of the cost and incurring non-recourse lease debt for the balance. The lessor acquires economic and tax ownership of the asset and then leases it to the lessee for a period of time no greater than 80% of its remaining useful life. As the owner, the lessor is entitled to depreciate the asset under applicable federal tax guidelines. In addition, the lessor receives income from lease payments made by the lessee during the term of the lease and interest deductions associated with the lease debt. Lease rental payments are unconditional obligations of the lessee and are always set at levels at least sufficient to service the non-recourse lease debt. The lessor is also entitled to any residual value associated with the leased asset at the end of the lease term. An evaluation of the after-tax cash flows to the lessor determines the return on the investment. Under generally accepted accounting principles, the lease investment is recorded on a net basis and income is recognized as a constant return on the net unrecovered investment.

      Resources evaluates lease investment opportunities with respect to specific risk factors. The assumed residual value risk, if any, is analyzed and verified by third-party experts at the time the investment is made. Credit risk is assessed and, if necessary, mitigated or eliminated through various structuring techniques, such as defeasance mechanisms and letters of credit. Resources does not take currency risk in its cross-border lease investments. Transactions are therefore structured with rental payments denominated and payable in United States Dollars. Resources, as a passive lessor or investor, does not take operating risk with respect to the assets it owns, so leases are structured with the lessee having an absolute obligation to make rental payments whether or not the assets operate. The assets subject to lease are an integral element in Resources' overall security and collateral position. If such assets were to be impaired, the rate of return on a particular transaction could be affected. The operating characteristics and the business environment in which the assets operate are, therefore, important and must be understood and periodically evaluated. For this reason, Resources retains experts to conduct regular appraisals on the assets it owns and leases.

      Energy-Related Leases

      The Resources' portfolio contains 27 separate leveraged leases of energy-related assets. The total amount invested in such transactions was approximately $1.8 billion, and $1.3 billion as of December 31, 2000 and 1999, respectively, which represented approximately 70% and 61% respectively, of Resources' assets. This portion of the portfolio, along with anticipated new investments of this type, is expected to contribute approximately 76% to 88% of Resources' revenues over the next five years. Over 95% of this portion of the lease portfolio represents investment grade credit risk. The energy-related sector is expected to be the primary focus of Resources' future investment activity.

      Included in Resources' energy-related leveraged lease portfolio are transactions with United States utilities and independent power producers for peaking and base-load plants and a reservoir storage facility. Resources has also structured leveraged lease investments for electric generation plants, electric and gas distribution networks and a waste-to-energy facility for lessees in the Netherlands, the United Kingdom, Germany and New Zealand. Resources currently owns interests in electric generation plants totaling approximately 7,025 MW of generation capacity, of which 2% is nuclear.

      Real Estate Leases

      The real estate leveraged lease portion of the portfolio is expected to generate revenue of approximately $10 million per annum on average over the next five years. This represents approximately 5% of Resources' average annual revenue. Real estate leveraged leases represented approximately 7% and 9% of Resources' assets at December 31, 2000 and 1999, respectively, and totaled approximately $172 million and $193 million, respectively. The portfolio consists of separate leases on 44 properties with six lessees. Resources is not currently planning to invest in any new leveraged leases of real property.

      Aircraft Leases

      The aircraft leveraged lease portion of the portfolio totaled approximately $199 million and $200 million as of December 31, 2000 and 1999, respectively, which represented approximately 8% and 10%, respectively, of Resources' assets. Revenue associated with these investments is expected to be less than 1% of Resources' revenue or approximately $1 million per annum on average over the next five years. The current portfolio contains sixteen aircraft leased to six separate lessees. Resources believes that the lessees in this portion of the portfolio represent acceptable credit risk except in one situation where United States Treasuries have been provided as additional collateral. Resources is not currently planning to invest in any new aircraft leveraged lease transactions.

      Railcars and Industrial Equipment Leases

      The  remaining   portion  of  the  leveraged  lease   portfolio   totaling
approximately $92 million as of December 31, 2000 is expected to contribute revenue of less than $2 million per annum on average over the next five years.

      Leveraged Buyout Funds/Limited Partnerships

      As of December 31, 2000 and December 31, 1999, approximately 8% and 11% of Resources' assets were invested in leveraged buyout funds and 1% and 2%, respectively, in other limited partnerships and venture funds. Approximately $239 million and $279 million was invested in this segment of the portfolio as of December 31, 2000 and December 31, 1999, respectively. Approximately $115 million included in the leveraged buyout funds represents the fair value of Resources' share of publicly traded common stock in six companies as of December 31, 2000. The leveraged buyout funds and limited partnership investments in Resources' portfolio are expected to contribute, excluding distributions associated with asset sales, approximately 7% of total revenue in 2001 and diminish to approximately 1% in 2005 as they mature. Resources is not currently planning to make investments of this nature in the future.

      Resources does not manage any fund or partnership in this portfolio. The timing of distributions from these investments is not within Resources' control.

      For more information on Resources' operations and investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ENERGY TECHNOLOGIES

      Energy Technologies is an energy management company that provides energy-related engineering, consulting and mechanical contracting services to and constructs, operates and maintains heating, ventilating and air conditioning
(HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States. As of December 31, 2000 and December 31, 1999, Energy Technologies had assets of $312 million and $252 million, respectively. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing additional capital.

      Since its formation in 1997, Energy Technologies has established a presence in the energy services business through the acquisition of nine companies involved in the engineering, construction, installation, operation and maintenance of energy equipment and HVAC systems. In January 1998, Energy
Technologies acquired Fluidics, Inc., a diversified mechanical and building services contractor with operations from Pennsylvania and New Jersey to Virginia. In 1999 and 2000, Energy Technologies acquired eight mechanical and building service companies headquartered in New Jersey, New York, Pennsylvania, Rhode Island and Virginia. The combination of these companies created a regional energy service capability from New England to Virginia. In addition, PSEG transferred one of its subsidiaries, Public Service Conservation Resources Corporation, an energy management contractor, to Energy Technologies effective January 1, 1999.

      In February 2000, Energy Technologies entered into a business arrangement with Enermetrix.com to provide an internet-based auction exchange that will allow their customers an alternative method in purchasing their energy requirements. In June 2000, Energy Technologies outsourced certain supply services under its retail gas service agreements. With these transactions, Energy Technologies has changed the manner in which it provides electric and gas commodities services to customers. Energy Technologies plans to grow existing operations and utilize the recently acquired companies to deliver expanded energy-related services and products to new and existing customers.

OTHER SUBSIDIARIES

      Enterprise Group Development Corporation (EGDC), a nonresidential real estate property management business, has been conducting a controlled exit from the real estate business since 1993. EGDC has investments in seven commercial real estate properties (one of which is developed) in several states. EGDC's strategy is to preserve the value of its assets to allow for the controlled disposition of its properties as favorable sales opportunities arise. As of December 31, 2000 and 1999, EGDC's consolidated assets aggregated $65 million and $67 million, respectively.

      PSEG Capital Corporation (PSEG Capital) has served as the financing vehicle, borrowing on the basis of a minimum net worth maintenance agreement with PSEG. As of December 31, 2000 and 1999, PSEG Capital had debt outstanding of $650 million and $630 million, respectively. Existing debt matures from 2001 to 2003. For additional information including certain restrictions relating to the BPU Focused Audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- External Financings".

      Enterprise Capital Funding Corporation (Funding) formerly served as the financing vehicle on the basis of Energy Holdings' consolidated financial position. As of December 31, 2000 and December 31, 1999, Funding had no debt outstanding.

RISK FACTORS

      These  factors  should  be  considered  when  reviewing  Energy  Holdings'
businesses, and are relied upon by Energy Holdings in issuing any forward-looking statements. Such factors could affect actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Energy Holdings. Some or all of these factors may apply to Energy Holdings.

      o Deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace.

      o Changes in operation and availability of the electric generation projects compared to historical performance and changes in the historical operating cost structure.

      o Ability to obtain adequate and timely rate relief, cost recovery and other necessary regulatory approvals.

      o The need to manage operating and capital costs in a competitive environment.

      o In certain foreign markets: the ability of Energy Holdings and its subsidiaries to hedge against foreign exchange rates and fluctuations in those rates; the economic, political and military conditions; and repatriation of earnings or other cash flow.

      o     Changes in trade, monetary and fiscal policies, laws and regulations

      o Inability to raise capital on favorable terms to refinance existing indebtedness or to fund future acquisitions and other capital commitments.

      o Successful and timely completion of electric generating projects and capital improvements to existing facilities.

      o Changes in the economic and electricity consumption growth rates in the U.S. and foreign countries.

      o Operating conditions and increased capital investments attributable to environmental regulations.

      o     Limited control of minority interests.

      o     Ability to maintain sufficient insurance coverages.

COMPETITIVE ENVIRONMENT

      Energy Holdings and its subsidiaries are subject to substantial competition in the United States as well as in the international markets from independent power producers, domestic and multi-national utility generators, fuel supply companies, energy marketers, engineering companies, equipment manufacturers, well capitalized investment and finance companies and affiliates of other industrial companies. Restructuring of worldwide energy markets, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for Energy Holdings, and likewise is creating substantial competition from well-capitalized entities which may adversely affect Energy Holdings' ability to make investments on favorable terms and achieve its growth objectives.

REGULATORY ISSUES

      Energy Holdings is not subject to direct regulation by the New Jersey Board of Public Utilities (BPU), except potentially with respect to some transfers of control and reporting requirements.

      PSEG is the parent of Public Service Electric and Gas Company, an operating public utility company engaged principally in the transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. Public Service Electric and Gas Company is subject to regulation by the BPU.

      The Energy Competition Act empowers the BPU to impose requirements with respect to affiliate transactions between and among Public Service Electric and Gas Company, PSEG and Energy Holdings. In March 2000, the BPU issued an order establishing affiliate standards. This will primarily affect transactions between Energy Technologies and Public Service Electric and Gas Company. However, Energy Holdings does not believe this will have an adverse material effect its financial condition, results of operations and net cash flows.

      Public Service Electric and Gas Company, a wholly-owned subsidiary of PSEG, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey and is subject to regulation by the New Jersey Board of Public Utilities (BPU). For a discussion of the 1992 Focused Audit, see, "Management's Discussion and Analysis - Capital Requirements."

      PSEG has claimed an exemption from regulation by the SEC as a registered holding company under Public Utility Holding Company Act of 1935 (PUHCA), except for the provision which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. PUHCA regulates public utility holding companies and their subsidiaries. Global's investments include exempt wholesale generators (EWGs) and foreign utility companies (FUCOs) under PUHCA. Failure to maintain status of these plants as EWGs or FUCOs could subject PSEG and its subsidiaries to regulation under PUHCA.

      Public Utility Regulatory Policies Act of 1978 (PURPA), provides to QFs certain exemptions from federal and state laws and regulations, including organizational, rate and financial regulation. Global's investments include QFs under PURPA. If any of the plants in which Global has an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, PSEG could lose its exemption under PUHCA unless that generation plant was able to qualify for EWG status.

      In addition, actions of PSEG, Public Service Electric and Gas Company, Resources or Energy Technologies could cause PSEG, and therefore its subsidiaries, including Energy Holdings and its subsidiaries, to be no longer exempt from regulation under PUHCA. At the present time, PSEG and its subsidiaries do not expect to take any actions that would result in a loss of exemption under PUHCA. If PSEG were no longer exempt from PUHCA, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to their financing and investing activities, including the amount and type of non-utility investments. Energy Holdings believes that this would not have a material adverse effect its financial condition, results of operations and net cash flows.

      Global's electric and gas distribution facilities in Latin America are rate-regulated enterprises. Rates charged to customers are established by governmental authorities, and are currently sufficient to cover all operating costs and provide a fair return. Energy Holdings can give no assurances that future rates will be established at levels sufficient to cover such costs, provide a return on our investment or generate adequate cash flow to pay principal and interest on its debt or to enable it to comply with the terms of our debt agreements.

      Global and Energy Technologies are subject to regulation by the Federal Energy Regulatory Commission with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. Additionally, Global is subject to the rules and regulations of the United States Environmental Protection Agency, Department of Transportation and Department of Energy and state and foreign environmental rules and regulations.

      In a case affecting another utility in which Public Service Electric and Gas Company was not a party, the BPU approved an order treating certain consolidated tax savings generated after June 30, 1990 by that utility's non-utility affiliates as a reduction of that utility's rate base. In 1992, the BPU issued an order resolving Public Service Electric and Gas Company's 1992 base rate proceeding without separate quantification of the consolidated tax issue. Such order did not provide final resolution of the consolidated tax issue for any subsequent base rate filing. The issue of PSEG sharing the benefits of consolidated tax savings with Public Service Electric and Gas Company or its ratepayers was addressed by the BPU in its July 28, 1995 letter which informed Public Service Electric and Gas Company that the issue of consolidated tax savings can be discussed in the context of Public Service Electric and Gas Company's next base rate case or plan for an alternate form of regulation. Energy Holdings is not able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings. An unfavorable resolution may adversely impact Resources' investment strategy.

      INCOME TAXES

      Energy Holdings and its domestic subsidiaries file a consolidated federal income tax return with PSEG. Energy Holdings and its subsidiaries have entered into tax allocation agreements with PSEG which provide that Energy Holdings and its subsidiaries will record their tax liabilities as though they were filing separate returns and will record tax benefits to the extent that PSEG is able to receive those benefits.

CUSTOMERS

      Global

      Global has ownership interests in seven distribution companies which serve approximately three million customers and has developed or acquired interests in electric generation facilities which sell energy, capacity and ancillary services to numerous customers through power purchase agreements (PPAs) as well as into the wholesale market.

      Energy Technologies

      Energy Technologies currently provides services to approximately 13,000 customers.

EMPLOYEE RELATIONS

      As of December 31, 2000, Energy Holdings had a total of 2,376 employees. Energy Technologies had a total of 1,739 employees who are represented by various construction trade unions. Energy Technologies and its operating subsidiaries are parties to agreements with various trade unions through multi-employer associations. Energy Holdings believes that it maintains satisfactory relationships with their employees.

ENVIRONMENTAL MATTERS

      For discussion of applicable environmental laws and regulations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Environmental Matters."

ITEM 2:  PROPERTIES

      Energy Holdings owns no real property. Energy Holdings subleases office space for its corporate headquarters at 80 Park Plaza, Newark, New Jersey 07102 from Public Service Electric and Gas Company. Subsidiaries also lease office space at various locations throughout the world to support business activities. Energy Holdings maintains adequate insurance coverage for properties in which its subsidiaries have an equity interest, to the extent that properties of a similar nature are usually insured and insurance is available at a reasonable cost.

      Global, a New Jersey corporation, has its principal executive offices at 35 Waterview Boulevard, Parsippany, New Jersey 07054. Resources, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Energy Technologies, a New Jersey corporation, has its principal executive offices at 499 Thornall Street, Edison, New Jersey 08837. EGDC, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. PSEG Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102.

      For a discussion of investments in generation and distribution properties, see "Business."

ITEM 3:  LEGAL PROCEEDINGS

      The Brazilian Consumer Association of Water and Energy has filed a lawsuit against Rio Grande Energia S.A. (RGE), a Brazilian distribution company (of which Global is a 32% owner), and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on Energy Holdings' financial condition, results of operations and net cash flows. Assobraee-Associacao Brasileira de Consumidores de Agua e Energia Eletrica v. Rio Grande Energia S/A - RGE, CEEE and AES Sul, First Public Treasury Court/City of Porto Alegre. Proceeding No. 101214451.

      One Argentine electric distribution company in which Global has an interest has been notified of a claim regarding alleged PCB contamination at one of its sites. Clean up costs are estimated at approximately $100,000, and the distribution company is subject to penalties of approximately $1 million. Global has 30% interest in this company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      NOT APPLICABLE

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

      All outstanding equity interests in Energy Holdings are owned by Public Service Enterprise Group Incorporated.

ITEM 6:  SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the periods indicated. The summary consolidated financial data was derived from the audited consolidated financial statements of Energy Holdings and its consolidated subsidiaries for the five years ended December 31, 2000. This summary data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto.

                                                        Years Ended December 31,
                                   ----------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                   --------      --------      --------      --------      --------
                                                 (Thousands of Dollars, except ratios)
Operating Data:
Total Revenues ..............      $794,710      $617,773      $440,284      $341,590      $302,800
Total Operating Expenses ....       502,886       424,468       250,539       196,462       171,169
Interest, Net of Capitalized
     Interest ...............       136,517        94,685        90,367        72,363        58,261
Taxes .......................        45,337        68,942        30,160        25,816        24,968
Income from Discontinued
     Operations (A) .........            --            --            --            --        24,238
Net Income ..................       113,947       107,999        69,204        47,873        72,662
Preferred Stock Dividends (B)        23,886        25,007        17,478           598            --
Earnings Available to
     Common Stockholder .....      $ 90,061      $ 82,992      $ 51,726      $ 47,275      $ 72,662

                                                                    December 31,
                                     --------------------------------------------------------------------------
                                        2000            1999            1998            1997            1996
                                     ----------      ----------      ----------      ----------      ----------
Balance Sheet Data:
Total Assets ..................      $5,197,534      $4,114,385      $3,168,530      $3,022,956      $2,122,413
Total Liabilities .............       1,266,925       1,037,834         958,528         962,954         817,889
Capitalization:
     Debt (F) .................       2,181,776       1,701,686         967,673       1,275,103         627,381

     Common Equity (B) ........       1,239,633         865,665         733,129         709,899         677,143
     Preferred Equity (B) .....         509,200         509,200         509,200          75,000              --
                                     ----------      ----------      ----------      ----------      ----------
     Total Stockholder's Equity       1,748,833       1,374,865       1,242,329         784,899         677,143
                                     ----------      ----------      ----------      ----------      ----------
Total Capitalization ..........      $3,930,609      $3,076,551      $2,210,002      $2,060,002      $1,304,524

                                                       Years Ended December 31,
                              -------------------------------------------------------------------------
                                2000             1999           1998            1997            1996
                              ---------       ---------       ---------       ---------       ---------
Other Data:
Earnings Before Interest
     and Taxes (EBIT) ..      $ 294,722       $ 270,709       $ 187,927       $ 145,813       $ 131,631
Cash Flows from:
     Operating .........      $ 152,384       $  92,396       $  52,780       $ 137,057       $ 232,411
     Investing .........       (762,761)       (960,372)       (160,133)       (998,424)        560,965
     Financing .........        589,269         902,320         105,133         722,832        (726,442)

                                                                          For Years Ended December 31,
                                                               ------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                               ----       ----       ----       ----       ----
Earnings to Fixed Charges (C) ...........................      1.9x       2.7x       2.4x       1.4x       3.0x
EBIT to Interest Expense (D) (H) ........................      2.2x       2.9x       2.1x       2.0x       2.3x
EBITDA to Interest Expense (E) (H) ......................      2.3x       3.1x       2.4x       2.2x       2.5x
Consolidated Debt to Capitalization (F) .................       56%        55%        44%        62%        48%
Consolidated Recourse Debt to Recourse Capitalization (G)       51%        50%        38%        57%        48%

----------
(A) In 1996, EDC, a subsidiary of Energy Holdings, was sold for an aggregate price of $779 million. This sale resulted in an after-tax gain of $13.5 million.

(B)   All outstanding preferred and common stock is owned by PSEG.

(C) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this ratio, earnings include net income before income taxes and all fixed charges (net of capitalized interest) and exclude non-distributed income from investments in which Energy Holdings' subsidiaries have less than a 50% interest. Fixed charges include interest expense, expensed or capitalized, amortization of premiums, discounts or capitalized expenses related to indebtedness and an estimate of interest expense included in rental expense.

(D) EBIT includes operating income plus other income. For this ratio, interest expense is net of capitalized interest, $20.8 million, $8.5 million, $1.2 million, $5.1 million and $1.3 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(E) EBITDA includes operating income plus other income plus depreciation and amortization. For this ratio, interest expense is net of capitalized interest as noted above.

(F) Includes all recourse debt and debt that is non-recourse to Global, Resources, Energy Technologies and Energy Holdings which is consolidated on the balance sheet.

(G) Excludes consolidated debt that is non-recourse to Global, Resources, Energy Technologies and Energy Holdings of $354 million, $327 million, $220 million and $232 million as of December 31, 2000, 1999, 1998 and 1997, respectively. There was no consolidated non-recourse debt outstanding prior to 1997.

(H) Information concerning EBIT and EBITDA is presented here not as a measure of operating results, but rather as a measure of ability to service debt. In addition, EBIT and EBITDA may not be comparable to similarly titled measures by other companies. EBITDA should not be construed as an alternative to operating income or cash flow from operating activities, each as determined according to generally accepted accounting principles. Although Energy Holdings is not required to meet minimum EBIT or EBITDA to interest charges tests as part of its debt covenants, Energy Holdings uses these measures in its financial and business planning process to provide reasonable assurance that its forecasts will provide adequate interest coverage to maintain or improve its target credit ratings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy Holdings

      This discussion should be read in conjunction with the Consolidated Financial Statements and related notes of PSEG Energy Holdings Inc. (Energy Holdings). Energy Holdings participates in three energy-related lines of business through its wholly-owned subsidiaries: PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). Energy Holdings' objective is to pursue investment opportunities in the rapidly changing worldwide energy markets where Energy Holdings' technical, market and regulatory expertise can be applied to create economic value.

Overview and Future Outlook

      The electric and gas utility industries in the United States and around the world continue to experience significant change. Deregulation, restructuring, privatization and consolidation are creating opportunities for Energy Holdings. At the same time, competitive pressures are increasing.

      Energy Holdings is a major part of Public Service Enterprise Group Incorporated (PSEG's) growth strategy. In order to achieve this strategy, Global will focus on generation and distribution investments within targeted high-growth regions. A significant portion of Global's growth is expected to occur internationally due to Global's development strategy and the current and anticipated growth in electric capacity required in certain regions of the world. Resources will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. Energy Technologies will continue to provide HVAC contracting and other energy-related services to industrial and commercial customers in the Northeastern and Middle Atlantic United States. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing additional capital.

      Global derives its revenues and earnings from independent power production and the distribution of electricity. Earnings will, therefore, be impacted by the ability of Global and its partners to successfully manage the generation and distribution facilities now in operation and to bring those projects in construction and development into operation. The acquisition of additional facilities and projects will be another important factor for future earnings growth at Global. Future revenue growth will be partially offset by the reduction of revenue, anticipated in 2001, from certain generation facilities in California due to lower energy prices to be paid by the power purchaser. For a further discussion of the California Power Market, see below.

      Since Global operates in foreign countries, it may also be affected by changes in foreign currency exchange rates versus the United States Dollar. Generally, revenues associated with rate regulated distribution assets in relatively limited competitive environments are more stable and predictable than revenues from generation assets. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

      Revenues from Resources' existing leveraged lease investments are based upon fixed rates of return. Generally, the leveraged lease transactions in which Resources invests provide tax losses in the early years of their term that offset taxable income from other PSEG subsidiaries. Resources' revenues in the future are expected to be derived primarily from energy-related leveraged leases with a decrease in contribution from leveraged buyout funds, other partnership investments and non-energy-related leveraged leases. Revenues from Resources' investments in leveraged buyout funds are subject to the share price performance and dividend income of the securities held by these funds.

      Having acquired nine companies involved in the installation and maintenance of energy equipment and HVAC services for a total of $95 million since its formation in 1997, Energy Technologies' present strategic focus is to consolidate its position as an energy services supplier in the Northeastern and Middle Atlantic United States. Earnings at Energy Technologies are expected to be modest as it grows existing operations and integrates recent acquisitions. Energy Technologies recognized a pre-tax charge of approximately $6.6 million relating to severance costs, deferred transportation costs and the write-down of fixed assets during the first quarter of 2000 as a result of its decision to change the manner in which it provides electric and gas commodities services to customers. An additional pre-tax charge of $3.2 million occurred in the second quarter of 2000 due to unhedged gas sale positions and the increase in gas prices.

      Access to sufficient capital from external sources and from PSEG as well as the availability of cash flow and earnings from Global and Resources will be essential to fund future investments. Energy Holdings continuously evaluates its plans and capital structure in light of available investment opportunities and seeks to maintain the flexibility to pursue strategic growth investments. Depending upon the level of investment activity, Energy Holdings anticipates obtaining additional equity contributions from PSEG as necessary to maintain its growth objectives and targeted capital structure. The availability of equity capital from PSEG cannot be assured since it is dependent upon the performance and needs of Energy Holdings and PSEG's other subsidiaries.

      California Power Market

      The deregulation of the California power market has produced significant unanticipated results in the past year. The California Public Utility Commission, (CPUC) as part of deregulation, froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits. In the past year, an increase in demand coupled with a reduced supply of power has caused a severe imbalance in the market. Such imbalance has led to unprecedented wholesale prices.

      As a result of this situation, two major California utilities that are subject to the retail price cap, including Pacific Gas & Electric Company (PG&E), have significantly underrecoved from customers costs paid for power. They have been widely reported to be facing the prospect of insolvency. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations to GWF, Hanford and Tracy, the California facilities in which Global has an interest.

      Global has partnership interests in seven qualifying facilities (QFs) in California having a combined output of 153 MW (71 MW net). Power from such facilities is sold under long-term energy and capacity contracts to PG&E. The contracts provide for a fixed energy payment for the first 10 years and a capacity payment over the entire contract terms expiring between 2011 and 2021. After the initial 10-year period, energy prices were to change to reflect PG&E's short run avoided cost calculated using a formula based methodology approved by the CPUC. As part of the deregulation, the seller could elect to receive energy payments at the California Power Exchange's (PX) day-ahead zonal market clearing price. As of December 31, 2000, partnership management made such an election for four of the seven facilities, representing approximately 84 MW (37 MW net) until January 19, 2001 when the CPUC deemed that the PX had ceased operating a day ahead market. The remaining three units were never subject to PX pricing. Since that time, the CPUC has ordered that the price to be paid for energy deliveries by QF's electing the PX price shall be based on a cost-based transition formula. The CPUC has conducted proceedings to determine whether the PX price was the appropriate price for the energy component upon which to base payments to QF's that had elected the PX based pricing option. It is possible that the CPUC could order a payment adjustment based on a different energy price determination. A preliminary decision by the CPUC did not find any adjustment to the PX price appropriate. Energy Holdings believes that the PX price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings.

      GWF, Hanford and Tracy, have continued to honor their contractual obligations to PG&E under existing QF contracts. To date, they have refrained from pursuing collection remedies with respect to PG&E's default, and have been actively involved in being part of the solution to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period). On March 27, 2001, the CPUC approved a plan to assure the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since December 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates to help the state utilities recover significantly higher wholesale energy costs. It is expected further that legislation will be developed to enable the California utilities to finance, over a longer term the difference between the wholesale prices that have been paid and the retail prices received during the latter half of 2000. Energy Holdings believes that this should enhance PG&E's ability to make payment of all past due amounts. However, Energy Holdings cannot predict the timing or ultimate outcome of the legislative process, or the payment of amounts due under the contracts with PG&E.

      As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $40 million. Of this amount, $8 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of $32 million. Energy Holdings pro-rata share of this net receivable was $15 million.

      As of February 28, 2001, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $48 million, adjusted for certain payments received through March 6, 2001. Of this amount, $14 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of $34 million. Energy Holdings pro-rata share of this net receivable was $16 million.

Results of Operations - 2000 compared to 1999

      Energy Holdings' earnings improved $7 million from $83 million in 1999 to $90 million in 2000.

Revenues

      Revenues increased $177 million from $618 million to $795 million in 2000, as compared to 1999, primarily due to an increase of $28 million at Resources due to higher leveraged lease income from new leveraged lease investments, a $120 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 2000 and 1999 and a $28 million increase in revenues at Global primarily due to improvement in revenues from domestic generation assets as well as the addition of revenues from the distribution companies in Chile and Peru acquired in 1999.

Operating Expenses

      Operating expenses increased $79 million from $424 million to $503 million in 2000, as compared to 1999, primarily due to the addition of $123 million in operating expenses from the HVAC and mechanical service contracting companies acquired by Energy Technologies in 2000 and 1999. A pre-tax charge of approximately $55 million, to reduce the carrying value of certain assets was recorded in 1999 and is discussed below.

Other Income (Loss)

      Other income decreased by $74 million from $77 million to $3 million in 2000, as compared to 1999 primarily from Global's sale in 1999 of its interest in a co-generation facility, which yielded a pre-tax gain of $69 million.

Net Financing Expenses

      Interest expense increased $42 million from $95 to $137 million in 2000 as compared to 1999. Interest expense associated with recourse financing activities at Energy Holdings increased $51 million primarily due to additional borrowings incurred as a result of equity investments in distribution and generation facilities and the repayments of non-recourse debt. Interest expense associated with non-recourse debt financing decreased by $9 million due to the repayment of approximately $157 million of non-recourse debt.

Income Taxes

      Income taxes decreased $24 million from $69 million to $45 million in 2000 as compared to 1999. The year ended December 31, 2000 reflects a lower effective tax rate due to a decrease in the foreign tax liability from foreign investments at Global. Income from certain foreign investments is assumed to be permanently reinvested outside of the United States. During 1999, there was an increase in state income taxes at Resources totaling $11 million due to to the early termination of a leveraged lease.

Results of Operations -- 1999 Compared to 1998

      Energy Holdings' earnings improved $31 million from $52 million in 1998 to $83 million in 1999.

Revenues

      Revenues increased $177 million from $440 million to $617 million in 1999, as compared to 1998, due to an increase of $17 million at Global, primarily from additional revenue of $8 million from generation assets in the United States, augmented further by an increase of $6 million due to the acquisition of a 50% interest in a distribution company serving customers in Chile and Peru in June 1999. Revenues from Resources improved $34 million primarily due to the addition of revenue from new leveraged lease investments in 1999. Revenues from Energy Technologies improved approximately $126 million due to the acquisition of six mechanical service/HVAC companies in 1999.

Operating Expenses

      Operating expenses increased $173 million from $251 million to $424 million in 1999, as compared to 1998, primarily driven by Energy Technologies' acquisitions noted above. In addition, Global recognized a pre-tax charge of approximately $44 million to reduce the carrying value of certain assets and EGDC recognized a charge of $11 million to reflect a write-down to net realizable value of a property in its portfolio. For a further discussion of the write-downs, see the expanded discussion of EBIT contribution below.

Other Income (Loss)

      Other income (loss) increased by $79 million from $(2) million to $77 million in 1999, as compared to 1998, primarily due to the sale by Global of its 50% interest in a 137 MW cogeneration facility in New Jersey which yielded a gain of approximately $69 million.

Net Financing Expenses

      Interest expense increased by $5 million from $90 million to $95 million for the year ended December 31, 1999 as compared to 1998 primarily due to an increase of $8 million related to the debt financing associated with Global's acquisition of an interest in distribution facilities in Chile and Peru in June 1999. While such debt is non-recourse to Global and Energy Holdings, it is consolidated on the balance sheet since it was issued by entities which are majority or wholly-owned by Global. Interest expense associated with recourse financing activities at Energy Holdings decreased $3 million for the year ended December 31, 1999 as compared to 1998 primarily due to lower average debt outstanding. Preferred stock dividends increased $8 million from $17 million to $25 million due to the issuance of $509 million of cumulative preferred stock to PSEG in January, June and July of 1998.

Income Taxes

      Income taxes increased by $39 million from $30 million to $69 million primarily due to the increase in pre-tax income noted above. In addition, state income taxes increased by approximately $11 million due to the payment of state taxes associated with the early termination of a leveraged lease interest.

EBIT Contribution

      The results of operations for each of Energy Holdings' business segments are explained below with reference to the EBIT contribution. Energy Holdings borrows on the basis of a combined credit profile to finance the activities of its subsidiaries. As such, the capital structure of each of the businesses is managed by Energy Holdings. Debt at each subsidiary is evidenced by demand notes with Energy Holdings and PSEG Capital Corporation (PSEG Capital).

EBIT Contribution
Energy Holdings'
Subsidiaries

                                                   Years Ended December 31,
                                              --------------------------------
                                              2000          1999          1998
                                              ----          ----          ----
                                                     (Millions of Dollars)
Global ...............................        $ 123         $ 117         $  72
Resources ............................          190           169           135
Energy Technologies ..................          (11)           (8)          (16)
Other ................................           (7)           (7)           (3)
                                              -----         -----         -----
Total Consolidated EBIT ..............        $ 295         $ 271         $ 188
                                              =====         =====         =====

      Global

      Until the fourth quarter of 2000, Global's investments consisted of minority ownership positions in projects and joint ventures. Other than fees collected for providing operations and maintenance services, Global's revenues represented its pro-rata ownership share of net income generated by project affiliates which is accounted for by the equity method of accounting. The expenses in the table below are those required to develop projects and general and administrative expenses required to operate the business as a whole. Project operating expenses are not reported as direct expenses of Global but are deducted to arrive at net income of project affiliates, a pro-rata share of which is reported as revenues by Global.

      The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary. In the fourth quarter of 2000, Global increased its interest in an electric generation facility, currently under construction in Tunisia from 35% to 60% and completed project financing for a 90% economic interest in a power plant currently under construction in Poland.

      In the third quarter of 1999, Global completed a comprehensive review of its existing assets and development activities focusing on rationalizing the portfolio to ensure efficient capital deployment. Global's management has decided that Global will not currently commit additional resources to its investments in Thailand and the Philippines and will focus its current Asian development activities in China and Taiwan. As a result, Global recognized a $13 million pre-tax write-down in the third quarter of 1999 to adjust the carrying value of these assets to net realizable value. One such investment in a development company in Thailand was sold in the fourth quarter of 1999 for an amount approximately equal to the net carrying value. In addition, the anticipated decline in revenue due to significantly lower prices related to energy contracts for six generation facilities in California, resulted in a pre-tax write-down of Global's equity investment in such facilities of $31 million, in the third quarter of 1999.

Summary Results
Global

                                                   Years Ended December 31,
                                                ------------------------------
                                                2000         1999         1998
                                                ----         ----         ----
                                                     (Millions of Dollars)
Revenues ..............................         $169         $141         $ 124
Expenses ..............................           49           96            51
                                                ----         ----         -----
Operating Income ......................          120           45            73
Other Income (Loss) ...................            3           72            (1)
                                                ----         ----         -----
EBIT ..................................         $123         $117         $  72
                                                ====         ====         =====

      For the year ended December 31, 2000, Global's EBIT contribution increased by $6 million from $117 million to $123 million, as compared to 1999. This increase related primarily to the favorable performance by its domestic generation assets and by its investments made in Latin America distribution assets in June and September of 1999. Global's operating expenses in 1999 were negatively impacted by a pre-tax charge of approximately $44 million to reduce the carrying value of certain assets. Other income in 1999 was favorably impacted by a pre-tax gain of $69 million from the sale of a 50% interest in a cogeneration facility. After adjusting for the net impact of these items, Global's EBIT contribution increased by $31 million when comparing 2000 to 1999.

      Global's EBIT contribution increased $45 million from $72 million to $117 million for the year ended December 31, 1999 as compared to 1998. The higher contribution was related to an increase in revenues due to greater contribution from Latin American assets of approximately $6 million from the investments in June and September 1999 in distribution companies in Chile and Peru. Further augmenting EBIT was an increase in revenues from generation facilities in the United States totaling $8 million due to enhanced performance of these facilities. This increase was partially offset by lower revenue from Global's Brazilian distribution company due to the devaluation of the currency in January 1999 and the overall recession of the Brazilian economy in 1999. Other income at Global increased approximately $73 million from a loss of $1 million to income of $72 million, due primarily to the sale of a 50% interest in a cogeneration facility yielding a pre-tax gain of $69 million.

      Resources

      Resources derives its leveraged lease revenues primarily from rental payments and tax benefits associated with such transactions. As a passive investor in limited partnership project financing transactions, Resources recognizes revenue from its pro-rata share of the income generated by these investments. As an owner of beneficial interests in two leveraged buyout funds, Resources recognizes revenue as the share prices of public companies in the leveraged buyout funds fluctuate. In addition, revenue is recognized as companies in the fund distribute dividend income through the fund to the investors and as the fund liquidates its holdings.

Summary Results
Resources

                                                     Years Ended December 31,
                                                  ------------------------------
                                                  2000         1999         1998
                                                  ----         ----         ----
                                                       (Millions of Dollars)
Revenues ................................         $207         $179         $145
Expenses ................................           17           10           10
                                                  ----         ----         ----
Operating Income and EBIT ...............         $190         $169         $135
                                                  ====         ====         ====

      Resources' EBIT contribution increased $21 million from $169 million to $190 million for the year ended December 31, 2000 as compared to 1999 due primarily to higher leveraged lease income of $51 million from the continued investment by Resources in such financing transactions. Further augmenting EBIT was other increased revenues of $4 million primarily related to gains from the sales of properties subject to leveraged leases. Offsetting the above benefits were lower gains of $28 million from the sales of securities and lower revenues of $6 million related to lower income from certain limited partnerships.

      Resources' EBIT contribution increased $34 million from $135 million to $169 million for the year ended December 31, 1999 as compared to 1998 primarily due to higher leveraged lease income of $36 million from the continued investment by Resources in such financing transactions. Further augmenting revenues were higher investment gains from the sale of properties subject to a leveraged lease, and the sale of securities in leveraged buyout funds totaling $19 million. Offsetting the above benefits were lower interest and dividend income of $8 million due to the further liquidation of securities in the leveraged buyout funds and lower income from partnership investments of $12 million due to the continued liquidation of such investments.

      Energy Technologies

      Energy Technologies derives its revenues from the sale of energy-related services and equipment.

Summary Results
Energy Technologies

                                                   Years Ended December 31,
                                            ------------------------------------
                                            2000           1999           1998
                                            -----          -----          -----
                                                   (Millions of Dollars)
Revenues ..........................         $ 417          $ 297          $ 171
Expenses ..........................           428            305            187
                                            -----          -----          -----
Operating Loss and EBIT ...........         $ (11)         $  (8)         $ (16)
                                            =====          =====          =====

      Energy Technologies' EBIT contribution decreased $3.0 million for the year ended December 31, 2000 compared to 1999. Revenues increased $120 million and operating expenses increased $123 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999. Also included in the increased operating expenses, Energy Technologies recognized a pre-tax restructuring charge of approximately $6.6 million for the year ended December 31, 2000. Of this amount approximately $2.0 million was related to employee severance costs for the termination of approximately 60 employees, $1.6 million was related to deferred transportation costs and $3.0 million was related to the write-off of computer hardware and software. As of December 31, 2000, all severance costs had been paid related to the terminations.

      Energy Technologies' EBIT contribution increased $8 million from ($16) million to ($8) million for the year ended December 31, 1999 as compared to 1998. The improvement was primarily due to the additional EBIT contribution from the acquisition of six HVAC and mechanical service contractors in 1999. Revenues increased $126 million from $171 million to $297 million, while related operating expenses increased $118 million from $187 million to $305 million.

Liquidity and Capital Resources

      It is intended that Global and Resources will provide earnings and cash flow for long-term growth for Energy Holdings. Resources' investments are designed to produce immediate cash flow and earnings that enable Global and Energy Technologies to focus on longer investment horizons. During the next five years, Energy Holdings will need significant capital to fund its planned growth. Capital is expected to be provided from additional debt financing, equity from PSEG and operating cash flows.

Energy Holdings' cash provided by (used in) operating, investing and financing activities was as follows:

                                                     Years Ended December 31,
                                                --------------------------------
                                                2000         1999         1998
                                                -----       -------       -----
                                                     (Millions of Dollars)

Total Operating Activities ..............       $ 152       $    92       $  53
                                                =====       =======       =====
Total Investing Activities ..............       $(763)      $  (960)      $(160)
                                                =====       =======       =====
Financing Activities
  Debt ..................................       $ 327       $   731       $(311)
  Equity ................................         263           171         416
                                                -----       -------       -----
Total Financing Activities ..............       $ 590       $   902       $ 105
                                                =====       =======       =====

      Operating Activities

      Cash flow from operating activities increased $60 million from $92 million to $152 million for the year ended December 31, 2000 as compared to 1999. This increase of $60 million was primarily due to an increase of $75 million at Global largely related to increased dividends received from affiliates of its equity method investments. In addition, an increase of $37 million in cash flow from operations was realized by Resources, primarily due to increased rents from the continued investments in leveraged leases. These increases were partially offset by an increase in working capital requirements of Energy Technologies.

      Cash flow from operating activities increased $39 million from $53 million to $92 million for the year ended December 31, 1999 as compared to 1998 primarily due to increased cash generation at Resources. Approximately $21 million was due to increased cash generation from new investments as well as the addition of cash flow from existing investments. Cash paid for interest expense decreased $9 million due to the refinancing of approximately $509 million of outstanding debt with preferred stock in 1998 and additional contribution of capital of approximately $200 million from PSEG in June 1999.

      Investing Activities

      In 2000, Global invested $361 million to acquire interests in a distribution company in Argentina, a generation project in India, a generation project in Poland and made additional investments in existing domestic and international facilities. In 2000, Resources invested approximately $460 million in five leveraged lease transactions including electric and gas distribution assets in the Netherlands and electric power plants in the United States and realized $89 million of proceeds from the sale of four leveraged lease agreements.

      In 1999, Global invested approximately $536 million to acquire interests in two energy distribution companies in Chile and Peru. Of the total capital invested, $160 million was financed with project debt consolidated on the balance sheet which is non-recourse to Global and Energy Holdings. Global also invested approximately $237 million for construction of generation projects in the United States, Venezuela, China, India, Tunisia and Italy. Resources invested approximately $380 million primarily in six leveraged leases of energy facilities: two gas distribution networks in the Netherlands, three cogeneration plants in Germany, two generation plants in the United States and a liquefied natural gas plant in the United States. Energy Technologies acquired six HVAC and mechanical service contractors for a total cost of approximately $49 million.

      In August 1999, Global sold its interest in the Newark Bay cogeneration facility and received net cash proceeds of approximately $69 million. Also in 1999, Resources received net cash proceeds of approximately $126 million from early buyouts of leveraged leases of generation stations and an office building.

      For a discussion on the recently announced planned acquisition of Sociedad Austral de Electricidad S.A., (SAESA), see Note 18. "Subsequent Events" of the Notes to Consolidated Financial Statements.

      Financing Activities

      In 2000, Energy Holdings issued $300 million of 9.125% Senior Notes due 2004 and PSEG invested $300 million of additional equity in Energy Holdings. The proceeds were used to fund the investments discussed above and pay down certain short-term debt. At December 31, 2000, Energy Holdings' consolidated capital structure consisted of 32% common equity, 13% preferred stock and 55% debt. Approximately $354 million, or 9% of Energy Holdings' total invested capital represented debt consolidated on the balance sheet that is non-recourse to Global and Energy Holdings.

      During 1999, PSEG invested approximately $200 million of additional equity in Energy Holdings, the proceeds of which were used to repay short-term debt. In addition, Energy Holdings received proceeds from new debt issuances, net of repayments, totaling approximately $572 million primarily to fund new investment activity for Global, Resources and Energy Technologies. In addition, Global issued non-recourse debt totaling approximately $160 million primarily to fund its acquisition of a Chilean distribution company.

      Capital Requirements

      Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. In 2000, Energy Holdings' subsidiaries made investments totaling approximately $763 million. These investments included leveraged lease investments totaling $460 million by Resources and the acquisition by Global of interests in a distribution company in Argentina, a generation project in India and a generation project in Poland and additional investments in existing projects. Global's investment in such assets totaled approximately $316 million, including fees and closing costs. Investment expenditures in 2001 are expected to be approximately $1.5 billion, including amounts related to the acquisition of SAESA and approximately $600 million per year from 2002-2005, comprised of investments in generation and distribution facilities and projects and leveraged lease transactions. Investment activity will be subject to periodic review and revision and may vary significantly depending upon the opportunities presented. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends. The anticipated sources of funds for such growth opportunities are additional equity from PSEG, cash flow from operations and external financings.

      Over the next several years, Energy Holdings, certain of its project affiliates and PSEG Capital will be required to refinance maturing debt, incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Energy Holdings' financial condition, results of operations and net cash flows.

      As a result of the 1992 Focused Audit of PSEG's non-utility businesses, the BPU approved a plan which, among other things, provides that:

      (1) PSEG will not permit PSEG's non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

      (2) the Public Service Electric and Gas Company Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect Public Service Electric and Gas Company;

      (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

      (4) Energy Holdings will pay Public Service Electric and Gas Company an affiliation fee of up to $2 million a year.

      PSEG and Energy Holdings and its subsidiaries continue to reimburse Public Service Electric and Gas Company for the costs of all services provided to them by employees of Public Service Electric and Gas Company.

      Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the BPU pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit. As a result of the final outcome of the BPU's proceedings in connection with the Energy Master Plan and Energy Competition Act and accounting impacts resulting from deregulation of the generation of electricity and the unbundling of the utility business, Energy Holdings does not believe that the Focused Audit provision requiring notification to the BPU that PSEG's non-utility assets exceed 20% remains appropriate and believe that modifications will be required. In July 1999, Public Service Electric and Gas Company notified the BPU that PSEG's non-utility assets were expected to exceed 20% of its consolidated assets in 1999. On August 24, 1999, the BPU issued its Final Order in the matter of Public Service Electric and Gas Company's rate unbundling, stranded costs and restructuring filings. In accordance with the BPU's Final Order, Public Service Electric and Gas Company transferred its generation assets to PSEG Power LLC, a wholly-owned subsidiary of PSEG, on August 21, 2000. The Final Order noted that PSEG's non-regulated assets would likely exceed 20% of total PSEG assets once the utility's generating assets were transferred to a non-regulated subsidiary, as provided in the Final Order. The Final Order also noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. The Final Order directed Public Service Electric and Gas Company to file a petition with the BPU to maintain the existing regulatory parameters or to propose modifications to the Focused Audit order no later than the end of the first quarter of 2000. In March 2000, Public Service Electric and Gas Company submitted a letter to the BPU as its initial compliance with the filing requirement, in which it notified the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. Public Service Electric and Gas Company completed its securitization transaction on January 31, 2001. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from Energy Holdings' share of PSEG's non-utility investments is expected to continue. Energy Holdings' assets were approximately 25% and 22% of PSEG's consolidated assets at December 31, 2000 and December 31, 1999, respectively. Energy Holdings believes that if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

      In addition, if PSEG were no longer to be exempt under PUHCA, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. Energy Holdings believes that this would not have a material adverse effect on its financial condition, results of corporations and net cash flows.

External Financings

      On December 31, 2000 Energy Holdings had two separate senior revolving credit facilities, with a syndicate of banks, a $495 million, five-year revolving credit and letter of credit facility and a $165 million, 364-day revolving credit facility. The interest rate on these facilities is based on LIBOR and the average borrowing rate at Energy Holdings current rating level is 1.375% over the one, three or six month LIBOR rate. The revolving credit facilities also permit shorter term base rate borrowings at the prime rate. The five-year facility also permits up to $250 million of letters of credit to be issued. The five-year facility matures on May 12, 2004 and the 364-day facility, which Energy Holdings expects to renew, matures on May 9, 2001. At December 31, 2000 and December 31, 1999, Energy Holdings had $392 million and $351 million, respectively, outstanding under existing revolving credit facilities.

      Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, as at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of December 31, 2000, the latest 12 months CFADS coverage ratio was 5.92 and the ratio of recourse indebtedness to recourse capitalization was 0.37 to 1.0.

      Compliance with applicable financial covenants will depend upon Energy Holdings' future financial position and the level of earnings and cash flow, as to which no assurances can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's ability to access capital and Energy Holdings' ability to obtain additional financing beyond current levels.

      In February 2001, Energy Holdings, in a private placement, issued $400 million of 8.625% Senior Notes due 2008. The net proceeds from the sale were used for repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes in 2001.

      In June 2000, Global repaid in full at maturity a $71.0 million loan which was incurred to partially finance its investment in two distribution companies in Argentina.

      In May 2000, Global repaid in full a $94.5 million loan which financed a portion of its investment in a distribution company in Brazil. The debt was refinanced with funds from Energy Holdings and a $190 million U.S. Dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million.

      In February 2000, Energy Holdings, in a private placement, issued $300 million of 9.125% Senior Notes due 2004. The net proceeds from the sale were used for repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. A registration statement filed with the SEC in connection with an exchange offer for these notes was effective on September 5, 2000. The exchange offer was completed on October 18, 2000, with substantially all notes being exchanged.

      In October 1999, Energy Holdings, in a private placement, issued $400 million of its 10% senior notes due 2009. The net proceeds from the sale were used for the repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. A registration statement filed with the SEC in connection with an exchange offer for these notes was effective on June 30, 2000. The exchange offer was completed on August 11, 2000, with all notes being exchanged.

      In September 1999 and February 2000, Energy Holdings entered into two standby letter of credit agreements with a group of banks in the aggregate principal amount of $340 million to support equity contribution obligations of Global with respect to two of its investments. These agreements contain identical financial covenants to those in its revolving credit facilities. The first letter of credit agreement ($150 million) expired in December 2000 and the second letter of credit agreement will expire in November 2001. The principal amount reduces over time as Global makes its equity investments.

      PSEG Capital has a $750 million MTN program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. As noted above, Energy Holdings believes it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit. At December 31, 2000 and December 31, 1999, total debt outstanding under the MTN program was $650 million and $630 million, respectively maturing from 2001 to 2003.

Qualitative and Quantitative Disclosures About Market Risk

      The risk inherent in Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as discussed below. Energy Holdings' policy is to use financial instruments to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices for all of its subsidiaries, including Energy Holdings and its subsidiaries.

      Energy Holdings is exposed to credit losses in the event of nonperformance or nonpayment by counterparties. Energy Holdings has a credit management process which is used to assess, monitor and mitigate counterparty exposure. In the event of nonperformance or nonpayment by a major counterparty, there may be a material adverse impact on Energy Holdings' financial condition, results of operations and net cash flows.

      Equity Securities

      Resources has investments in equity securities and limited partnerships which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at December 31, 2000 and 1999 were $115 million and $131 million, respectively. A sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments would result in a $9 million and a $11 million change in revenues for the years ended December 31, 2000 and 1999, respectively.

      Interest Rates

      Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Energy Holdings' policy is to manage interest rates through the use of fixed rate debt, floating rate debt and interest rate swaps. As of December 31, 2000 and 1999, a hypothetical 10% change in market interest rates would result in a $6 million and a $4 million respectively, change in interest costs related to short-term and floating rate debt.

      Foreign Operations

      Global and Resources had approximately $1,796 million and $1,194 million, respectively, of international investments as of December 31, 2000. These investments represented 58% of Energy Holdings' consolidated assets. Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Germany, Australia and the United Kingdom with associated revenues denominated in United States Dollars and, therefore not subject to foreign currency risk. Global has international investments in projects that generate or distribute energy primarily in Argentina, Brazil, Chile, China, Italy, Peru, Poland, Tunisia and Venezuela.

      For a discussion of foreign currency risk, see Note 13. "Financial Instruments and Risk Management" of the Notes to Consolidated Financial Statements.

Environmental Matters

      Global has ownership interests in facilities, including operating power plants and distribution companies and power plants under construction or in development, in numerous countries. These include the United States (California, Hawaii, Maine, New Hampshire, New Jersey, Pennsylvania and Texas), Argentina, Brazil, Chile, China, India, Italy, Peru, Poland, Tunisia and Venezuela. These operations are subject to compliance with environmental laws and regulations by relevant authorities at each location, which may include air and water quality control, land use, disposal of wastes, aesthetics and other matters. In order to achieve compliance, expenditures may be needed for construction, continued operation or remediation of new and existing facilities and sites.

      As Global and Energy Technologies pursue new opportunities, they will be required to comply with applicable environmental laws and regulations. Global and Energy Technologies attempt to take such expenditures into consideration when considering an investment; however, there can be no assurance that environmental laws and regulations will not change. If environmental laws or regulations change in the future, there can be no assurance that Energy Holdings' financial condition, results of operations and net cash flows would not be materially and adversely affected. Energy Holdings is committed to operating its businesses cleanly, safely and reliably and strives to comply with all environmental laws, regulations, permits, and licenses. However, despite such efforts, there have been instances of non-compliance, although no such instance resulted in revocation of any permit or license or caused a materially adverse effect on Energy Holdings' financial condition, results of operations and net cash flows.

      Energy Holdings does not anticipate any material capital expenditures for environmental control facilities or in connection with compliance with federal, state or local environmental laws and regulations in 2001 or in connection with the generation projects currently in construction or advanced development. Energy Holdings does not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Issues

      For a discussion of significant accounting matters, see Notes 2. "Summary of Significant Accounting Policies" and 17. "Accounting Matters" of the Notes to Consolidated Financial Statements.

Impact of New Accounting Pronouncements

      For a discussion of the impact of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101) which provides guidance on the timing of revenue recognition in financial statements, see Note 17 in Notes to Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this offering memorandum constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this offering memorandum, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential" and variations of such words and similar expressions are intended to identify forward-looking statements. Energy Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following, some of which relate to Energy Holdings indirectly as a result of their potential impact upon PSEG or Public Service Electric and Gas Company:

      o deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services;

      o managing rapidly changing wholesale energy trading operations in conjunction with electricity and gas production, transmission and distribution systems;

      o     managing   foreign   investments   and   electric   generation   and
            distribution operations in locations outside of the traditional utility service territory;

      o     political and foreign currency risks;

      o sales retention and growth potential in a mature Public Service Electric and Gas Company service territory;

      o ability to complete development or acquisition of current and future investments;

      o     partner and counterparty risk;

      o exposure to market price fluctuations and volatility of fuel and power supply, power output and marketable securities, among others;

      o ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals;

      o     federal, state and foreign regulatory actions;

      o     regulatory   oversight  with  respect  to  utility  and  non-utility
            affiliate relations and activities;

      o operating restrictions, increased costs and construction delays attributable to environmental regulations;

      o nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel;

      o licensing and regulatory approvals necessary for nuclear and other operating stations;

      o     the ability to economically and safely operate nuclear facilities in
            which  PSEG  has  an  interest   in   accordance   with   regulatory
            requirements;

      o     environmental concerns; and

      o market risk and debt and equity market concerns associated with these issues.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosures about market risk is set forth under the caption "Qualitative and Quantitative Disclosures About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations and "Use of Derivative Financial Instruments" in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)

                                                         Years ended December 31,
                                                  -----------------------------------
                                                     2000         1999         1998
                                                  ---------    ---------    ---------
REVENUES
    Income from joint ventures and partnerships   $ 158,271    $ 134,635    $ 132,257
    Energy service revenues ...................     331,002      196,143       73,954
    Energy supply revenues ....................      67,398       85,782       81,905
    Income from capital leases ................     162,678      111,798       75,801
    Net investment gains ......................      35,120       60,548       41,858
    Other revenues ............................      40,241       28,867       34,509
                                                  ---------    ---------    ---------
         Total Revenues .......................     794,710      617,773      440,284
                                                  ---------    ---------    ---------
OPERATING EXPENSES
    Cost of energy sales ......................      69,044       81,659       80,758
    Operation and maintenance .................     292,149      182,426       73,637
    Administrative and general ................     121,853      108,950       90,730
    Restructuring charge ......................       6,604           --           --
    Write-down of project investments .........          --       43,971           --
    Depreciation and amortization .............      13,236        7,462        5,414
                                                  ---------    ---------    ---------
         Total Operating Expenses .............     502,886      424,468      250,539
                                                  ---------    ---------    ---------

OPERATING INCOME ..............................     291,824      193,305      189,745
OTHER INCOME (LOSS) ...........................       2,898       77,404       (1,818)
INTEREST EXPENSE-NET ..........................     136,517       94,685       90,367
                                                  ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ....................     158,205      176,024       97,560
                                                  ---------    ---------    ---------
INCOME TAXES
    Current ...................................    (129,192)      11,176       (1,480)
    Deferred ..................................     175,392       58,735       32,760
    Investment and energy tax credits-net .....        (863)        (969)      (1,120)
                                                  ---------    ---------    ---------
         Total Income Taxes ...................      45,337       68,942       30,160
MINORITY INTERESTS ............................      (1,079)        (917)      (1,804)
                                                  ---------    ---------    ---------
NET INCOME ....................................     113,947      107,999       69,204
    Preferred Stock Dividends .................      23,886       25,007       17,478
                                                  ---------    ---------    ---------
EARNINGS AVAILABLE TO COMMON STOCKHOLDER ......   $  90,061    $  82,992    $  51,726
                                                  =========    =========    =========

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)

                                                              December 31,
                                                       -------------------------
                                                          2000           1999
                                                       -----------    ----------
CURRENT ASSETS
   Cash and temporary cash investments .............   $   22,198    $   43,306
   Accounts receivable:
      Trade (net of doubtful accounts of $5,051
        and $5,228, respectively) ..................      131,893       105,542
      Other ........................................        3,885        15,697
      Affiliated companies .........................       64,134         4,099
   Assets held for sale (net of valuation allowances
     of $6,775 and $17,912, respectively) ..........       47,586        35,700
   Cost and estimated earnings in excess
     of billings on uncompleted contracts ..........       27,366        11,525
   Notes receivable ................................       22,873        11,845
   Inventory .......................................        1,105         2,036
   Prepayments .....................................        3,987         5,321
   Other current assets ............................        2,339         4,910
                                                       ----------    ----------
          Total Current Assets .....................      327,366       239,981
                                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT
   Real estate (net of valuation allowances
     of $5,468 and $0, respectively) ...............      102,811        34,261
   Property and equipment ..........................       59,456        44,726
   Electric generation assets ......................        9,655            --
   Construction in progress ........................      171,677            --
   Accumulated depreciation and amortization .......      (50,436)      (33,125)
                                                       ----------    ----------
          Property, Plant and Equipment - net ......      293,163        45,862
                                                       ----------    ----------

INVESTMENTS
   Capital leases - net ............................    2,252,532     1,758,714
   Corporate joint ventures ........................    1,584,272     1,427,997
   Partnership interests ...........................      575,142       493,201
   Other investments ...............................       70,525        73,343
                                                       ----------    ----------
          Total Investments ........................    4,482,471     3,753,255
                                                       ----------    ----------

OTHER ASSETS
   Goodwill ........................................       55,559        34,929
   Other ...........................................       38,975        40,358
                                                       ----------    ----------
          Total Other Assets .......................       94,534        75,287
                                                       ----------    ----------

          TOTAL ASSETS .............................   $5,197,534    $4,114,385
                                                       ==========    ==========

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                             (Thousands of Dollars)

                                                             December 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
CURRENT LIABILITIES
    Accounts Payable:
      Trade ......................................    $   54,256    $   41,289
      Interest ...................................        31,134        20,320
      Other ......................................        36,822        42,154
    Affiliated companies .........................         5,379           897
    Billings in excess of costs and estimated
      earnings on uncompleted contracts ...........       17,639        10,925
    Notes payable .................................      392,000       351,000
    Short-term debt ...............................       90,671            --
    Current portion of long-term debt .............      266,898       174,956
                                                      ----------    ----------
         Total Current Liabilities ................      894,799       641,541

LONG-TERM DEBT ....................................    1,432,207     1,175,730
                                                      ----------    ----------

DEFERRED TAXES AND OTHER LIABILITIES
    Deferred income taxes .........................    1,061,955       887,463
    Deferred investment and energy tax credits ....        8,622         8,935
    Other long-term liabilities ...................       28,199        24,443
                                                      ----------    ----------
         Total Deferred Taxes and Other Liabilities    1,098,776       920,841
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES .....................           --            --
                                                      ----------    ----------

MINORITY INTERESTS ................................       22,919         1,408
                                                      ----------    ----------

STOCKHOLDER'S EQUITY
    Common stock ..................................          100           100
    Preferred stock ...............................      509,200       509,200
    Additional paid-in capital ....................    1,089,608       789,608
    Retained earnings .............................      352,848       276,182
    Accumulated other comprehensive loss ..........     (202,923)     (200,225)
                                                      ----------    ----------
         Total Stockholder's Equity ...............    1,748,833     1,374,865
                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........   $5,197,534    $4,114,385
                                                      ==========    ==========

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                  Years Ended December 31,
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...........................................   $ 113,947    $ 107,999    $  69,204
                                                            ---------    ---------    ---------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization ........................      25,726       18,340       28,106
   Deferred income taxes (other than leases) ............     (16,303)     (31,717)      (9,588)
   Rents received, less leveraged lease income ..........      73,832        6,420      (19,726)
   Investment distributions .............................      51,304      134,079       88,592
   Undistributed earnings from affiliates ...............     (28,110)     (53,084)     (41,410)
   Net gains on investments .............................     (38,524)    (116,491)     (44,867)
   Write-down of project investments ....................          --       43,971           --
   Non-cash portion of restructuring charge .............       4,604           --           --
   Other ................................................       4,770       (2,769)       1,851
   (Increase) decrease in accounts receivable ...........     (93,887)     (33,114)      16,064
   Decrease (increase) in other current assets ..........       2,265        4,450       (2,070)
   Increase (decrease) in accounts payable ..............      37,074       (9,801)     (36,202)
   Increase (decrease) in interest payable ..............      10,827       15,448       (1,275)
   Increase (decrease) in other current liabilities .....       4,859        8,665        4,101
                                                            ---------    ---------    ---------
        Net Cash Provided By Operating Activities .......     152,384       92,396       52,780
                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in partnerships and joint ventures ..........    (367,976)    (725,352)     (89,242)
   Investments in capital leases ........................    (459,737)    (378,390)    (253,417)
   Proceeds from sales of capital leases ................      89,580      125,512       71,253
   Additions to property, plant and equipment ...........     (53,603)      (9,472)      (9,865)
   Proceeds from sales of real estate and
     equity investments .................................         802       71,431      145,449
   Additions to deferred project costs ..................      (7,603)      (6,604)     (17,401)
   Acquisitions, net of cash acquired ...................     (14,472)     (48,546)      (8,056)
   Return of capital from partnerships ..................      86,231       11,480        5,183
   Additions to other assets ............................     (35,983)        (431)      (4,037)
                                                            ---------    ---------    ---------
        Net Cash Used In Investing Activities ...........    (762,761)    (960,372)    (160,133)
                                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from additional paid-in capital .............     300,000      199,700           --
   Proceeds from sale of preferred stock ................          --           --      509,200
   Redemption of preferred stock ........................          --           --      (75,000)
   Dividends paid .......................................     (37,281)     (28,791)     (18,076)
   Repayment of borrowings ..............................    (157,276)    (249,826)    (310,991)
   Proceeds from borrowings .............................     477,143      980,248           --
   Other ................................................       6,683          989           --
                                                            ---------    ---------    ---------
        Net Cash Provided By Financing Activities .......     589,269      902,320      105,133
                                                            ---------    ---------    ---------
   Net (Decrease) Increase In Cash And Temporary
     Cash Investments ...................................     (21,108)      34,344       (2,220)
   Cash And Temporary Cash Investments, Beginning Of Year      43,306        8,962       11,182
                                                            ---------    ---------    ---------
   Cash And Temporary Cash Investments, End Of Yeae .....   $  22,198    $  43,306    $   8,962
                                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid (received) for:
        Interest expense ................................   $ 119,298    $  74,445    $  83,334
                                                            =========    =========    =========
        Income taxes (benefits) .........................   $(111,916)   $   2,755    $   7,396
                                                            =========    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of PSEG stock for companies acquired ........   $      --    $  10,871    $      --
   Debt assumed with companies acquired .................   $ 134,869    $  11,475    $      --

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of Dollars)

                                                                                               Accumulated
                                                                      Additional                  Other
                                                Common   Preferred      Paid-in    Retained   Comprehensive
                                                Stock      Stock       Capital     Earnings   Income (Loss)     Total
                                                ------   ---------    ----------   --------   -------------     -----
Balance as of January 1, 1998 .................   $100   $  75,000    $  579,070   $ 145,248    $ (14,519)   $   784,899
                                                  ----   ---------    ----------   ---------    ---------    -----------
    Net income ................................     --          --            --      69,204           --         69,204
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustment
        (net of tax of $3,166) ................     --          --            --          --      (28,496)       (28,496)
                                                                                                             -----------
         Other comprehensive loss .............     --          --            --          --           --        (28,496)
                                                                                                             -----------
    Comprehensive income ......................     --          --            --          --           --         40,708

    Issuance of cumulative
       preferred stock ........................     --     509,200            --          --           --        509,200
    Redemption of preferred stock .............     --     (75,000)           --          --           --        (75,000)
    Preferred stock dividends .................     --          --            --     (17,478)          --        (17,478)
                                                  ----   ---------    ----------   ---------    ---------    -----------
Balance as of December 31, 1998 ...............    100     509,200       579,070     196,974      (43,015)     1,242,329
                                                  ----   ---------    ----------   ---------    ---------    -----------
    Net income ................................     --          --            --     107,999           --        107,999
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustment
        (net of tax of $17,449) ...............     --          --            --          --     (157,038)      (157,038)
      Unrealized gains (losses) on investments:
      Unrealized (losses) on marketable
        securities (net of tax of $99) ........     --          --            --          --         (283)          (283)
      Reclassification adjustment for
        losses included in net income .........     --          --            --          --          111            111
                                                                                                             -----------
         Other comprehensive loss .............     --          --            --          --           --       (157,210)
                                                                                                             -----------
    Comprehensive loss ........................     --          --            --          --           --        (49,211)

    Additional paid-in capital ................     --          --       210,538          --           --        210,538
    Preferred stock dividends .................     --          --            --     (25,007)          --        (25,007)
    Common stock dividends ....................     --          --            --      (3,784)          --         (3,784)
                                                  ----   ---------    ----------   ---------    ---------    -----------
Balance as of December 31, 1999 ...............    100     509,200       789,608     276,182     (200,225)     1,374,865
                                                  ----   ---------    ----------   ---------    ---------    -----------
    Net income ................................     --          --            --     113,947           --        113,947
    Other comprehensive income (loss), net of
      tax:
      Foreign currency translation adjustment
        (net of tax of $319) ..................     --          --            --          --       (2,870)        (2,870)
      Unrealized gains (losses) on investments:
      Unrealized (losses) on marketable
        securities  (net of tax of $27) .......     --          --            --          --          (77)           (77)
      Reclassification adjustment for
        losses included in net income .........     --          --            --          --          249            249
                                                                                                             -----------
         Other comprehensive loss .............     --          --            --          --           --         (2,698)
                                                                                                             -----------
    Comprehensive income ......................     --          --            --          --           --        111,249

    Additional paid-in capital ................     --          --       300,000          --           --        300,000
    Preferred stock dividends .................     --          --            --     (23,886)          --        (23,886)
    Common stock dividends ....................     --          --            --     (13,395)          --        (13,395)
                                                  ----   ---------    ----------   ---------    ---------    -----------
Balance as of December 31, 2000 ...............   $100   $ 509,200    $1,089,608   $ 352,848    $(202,923)   $ 1,748,833
                                                  ====   =========    ==========   =========    =========    ===========

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

      PSEG Energy Holdings Inc. (Energy Holdings), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is the parent of PSEG Global Inc. (Global), which invests and participates in the development and operation of projects in the generation and distribution of energy, which include cogeneration and independent power production facilities and electric distribution companies; PSEG Resources Inc. (Resources), which primarily makes investments in assets that can provide funds for future growth as well as provide incremental earnings for Energy Holdings; PSEG Energy Technologies Inc. (Energy Technologies), which provides energy-related services to industrial and commercial customers; Enterprise Group Development Corporation (EGDC), a non-residential real estate property management business; PSEG Capital Corporation (PSEG Capital), which serves as a financing vehicle for Energy Holdings' subsidiaries, and borrows on the basis of a minimum net worth maintenance agreement with PSEG; and Enterprise Capital Funding Corporation (Funding) which is currently inactive and formerly served as the financing vehicle on the basis of Energy Holdings consolidated financial position. EGDC has been conducting a controlled exit from the real estate business since 1993.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The consolidated financial statements include the accounts of Energy Holdings and all direct and indirect subsidiaries in which Energy Holdings has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Cash and Temporary Cash Investments

      Energy Holdings classifies cash and investments, with maturities of three months or less, as cash and temporary cash investments.

      Property, Plant and Equipment

      The estimated useful lives for purposes of computing depreciation, on a straight-line basis are from 3 to 12 years for furniture and equipment and 20 years for buildings. Equipment used by Public Service Conservation Resources Corporation (PSCRC), a wholly-owned subsidiary of Energy Technologies, is depreciated on a straight line basis over 10 to 15 years and is included in Operations and Maintenance expense in the Consolidated Statement of Income. Maintenance and repairs are expensed when incurred.

      Construction progress payments, engineering costs, insurance costs, salaries, interest and other costs relating to construction in progress are capitalized for those generation assets that are consolidated. Construction in progress balances will be transferred to Electric Generation assets when the assets are ready for their intended use.

      Impairment of Long-lived Assets

      Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the asset, an impairment loss is to be recognized based on the fair value of the asset.

      The application of SFAS No. 121 relates primarily to long-lived generation assets of affiliates from which equity in earnings is recognized in the consolidated statements of income. Should an impairment loss be recognized at one of Energy Holdings affiliates, its pro-rata share of the loss after taxes will be reflected in its consolidated statements of income. For the years ended December 31, 2000, December 31, 1999, and December 31, 1998, no such impairment losses were recognized against the long-lived assets of Energy Holdings' affiliates.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Capital Leases

      Resources leases property and equipment, through leveraged leases, with terms ranging from 8 to 45 years. The lease investments are recorded on a net basis by summing the lease rents receivable over the lease term and adding the residual value, if any, less unearned income and deferred taxes to be recognized over the lease term. Leveraged leases are recorded net of non-recourse debt.

      Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period.

      Investments in Corporate Joint Ventures and Partnerships

      Global and Resources interests in 50% or less of active joint ventures and partnerships are accounted for under the equity method of accounting where significant influence over joint venture or partnership operating and management decisions exist. The pro-rata share of income is recorded in the Income from joint ventures and partnerships line of the income statement with a corresponding increase in the investment amount on the consolidated balance sheets. Cash distributions are recorded as reductions to the investment balance on the consolidated balance sheets. For investments in which significant influence does not exist, the cost method of accounting is applied. Interest is capitalized on investments during construction and development of qualifying assets. The capitalized interest is amortized over the operating lives of the projects upon the date of commercial operation. The amount of interest capitalized was $20,760,000, $8,484,000, and $1,181,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Resources carries its partnership investments in certain venture capital and leveraged buyout funds investing in securities at fair value where market quotations and an established liquid market of underlying securities in the portfolio are available. Fair value is determined based on the review of market price and volume data in conjunction with the Energy Holdings' invested liquid position in such securities. Changes in fair value are recorded in Net investment gains in the Consolidated Statements of Income.

      Income Taxes

      Energy Holdings and its domestic subsidiaries file a consolidated Federal income tax return with PSEG. Energy Holdings and its subsidiaries have entered into tax allocation agreements with PSEG which provide that Energy Holdings and its subsidiaries will record their tax liabilities as though they were filing separate returns and will record tax benefits to the extent that PSEG is able to receive those benefits. Deferred income taxes are provided for the temporary differences between book and taxable income, resulting primarily from the use of revenue recognition under the equity method of accounting for book purposes, as well as the use of accelerated depreciation for tax purposes and the recognition of fair value accounting for book purposes. Energy Holdings defers and amortizes investment and energy tax credits over the lives of the related properties. Energy Holdings is pursuing a permanent reinvestment strategy with regard to foreign income related to investments made by Global. As such, taxes on foreign income are accrued at a significantly reduced rate than the Federal statutory rate of 35%. Should the foreign income be remitted as dividends, Energy Holdings may be subject to additional United States taxes, net of allowable foreign tax credits.

      Use of Derivative Financial Instruments

      Energy Holdings' is subject to risk from changes in interest rates and foreign currency exchange rates. Energy Holdings' policy is to use derivatives to manage these risks consistent with its business plans and prudent practices.

      Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. See Note 8. "Long-Term Debt and 13. Financial Instruments and Risk Management", for additional information.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Foreign Currency

      Energy Holdings' financial statements are prepared using the United States Dollar as the reporting currency. For foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into United States Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining net income but are reported in other comprehensive income (See the Consolidated Statements of Stockholder's Equity).

      Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses on foreign currency transactions, which operate as a hedge of an identifiable foreign currency commitment, a hedge of a foreign currency investment position, or when the entities involved in the transactions are consolidated or accounted for by the equity method and settlement of the transaction is not expected in the foreseeable future, are included in other comprehensive income.

      Net Investment Gains or Losses

      Resources holds a beneficial partnership interest in two leveraged buyout funds which hold publicly traded securities. Investment gains or losses are recognized in income as the value of securities in the funds fluctuate. When securities are sold from the funds and cash is distributed, such gains or losses become realized. The investments in leveraged buyout funds represent investments in marketable securities that are accounted for using fair value accounting. Resources also recognizes investment gains or losses when leveraged lease interests are sold at an amount either greater or less than the carrying amount, respectively. Losses are also recognized if management determines that there has been other than a temporary decline in the market value of a property subject to leveraged lease or a change in the assumption of the residual value expected upon lease termination. Increases in market value of leased property are not recognized in the financial statements. Investment gains or losses are also recognized upon sale of partnership interests at amounts greater than or less than the carrying value, respectively.

      Energy Service Revenues and Expenses

      Energy Technologies' revenues from fixed price and other long-term construction contracts are recognized on the percentage-of-completion method of accounting determined by the ratio of costs incurred to management's estimates of final total anticipated costs. Revenues from cost-plus-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method and are included in Energy service revenues in the consolidated statements of income. Contract costs include all direct labor and benefits, material purchased for or installed in the project, subcontract costs and allocations of indirect construction costs. As contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts that require the revisions become known. Amounts representing contract change orders, customer approved claims or other items are included in revenue only when they can be reasonably estimated and realization is probable. When it is indicated that a contract will result in an ultimate loss, the entire loss is recognized in the financial statements during the period in which such loss becomes known.

      The current asset, Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, represents contract revenues recognized in excess of amounts billed. The current liability, Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts, represents billings in excess of contract revenues recognized.

      Energy Supply

      Energy Technologies recorded revenues from the sale of natural gas and electricity to customers. These sales were recorded in energy supply revenue in the consolidated statements of income and related supply costs were recorded in cost of energy sales.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Energy Technologies entered into long-term fixed price natural gas sales contracts. Energy Technologies also entered into long-term transportation agreements as required to serve such contracts. The costs of transportation varied based upon seasonality. In order to properly match revenues with expenses, Energy Technologies recorded transportation costs related to the fixed price contracts based on average unit transportation costs.

      In February 2000, Energy Technologies entered into a business arrangement with Enermetrix.com to provide an internet-based auction exchange that will allow their customers an alternative method in purchasing their energy requirements. In June 2000, Energy Technologies outsourced certain supply services under its retail gas service agreements. With these transactions, Energy Technologies has exited the electric and gas commodity business. Subsequent to the completion of existing contracts, Energy Technologies will no longer record Energy Supply Revenues.

      As a result of exiting from the electric and gas commodity business, Energy Technologies recognized a pre-tax restructuring charge of approximately $6,604,000 for the year ended December 31, 2000. Of this amount approximately $2,000,000 related to employee severance costs for the termination of approximately 60 employees, $1,604,000 related to deferred transportation costs and $3,000,000 was related to the write-off of computer hardware and software. As of December 31, 2000, all severance costs had been paid related to the terminations.

      Deferred Project Costs

      Global capitalizes all direct external and direct internal costs related to project development once a project reaches certain milestones. Once the project reaches financial closing, Global transfers the deferred project balance to the investment account. These costs are amortized on a straight-line basis over the lives of the related project assets as a reduction to equity in earnings of the investee. Such amortization commences upon the date of commercial operation. Development costs related to unsuccessful projects are charged to expense. Deferred project costs on the consolidated balance sheets are shown in Other Assets.

      Deferred Debt Issuance Costs

      Deferred debt issuance costs are amortized over the term of the related indebtedness using the interest method.

      Goodwill

      Energy Holdings has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 20 years.

      Use of Estimates

      The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3. CAPITAL LEASES

      Resources' net investment in leveraged leases is composed of the following elements:

                                                             December 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
                                                        (Thousands of Dollars)
Lease rents receivable .......................       $3,175,304       $2,643,447
Estimated residual value of
  leased assets ..............................        1,039,587          653,596
                                                     ----------       ----------
                                                      4,214,891        3,297,043
Less - unearned and deferred income ..........        1,962,359        1,538,329
                                                     ----------       ----------
Investment in leveraged leases ...............        2,252,532        1,758,714
                                                     ----------       ----------
Less - deferred taxes arising from
  leveraged leases ...........................        1,030,719          843,810
                                                     ----------       ----------
Net investment in leveraged leases ...........       $1,221,813       $  914,904
                                                     ==========       ==========

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Resources' pre-tax income and income tax effects related to investments in leveraged leases are as follows:

                                                    Years ended December 31,
                                              ---------------------------------
                                                 2000        1999        1998
                                              ---------    --------    --------
                                                     (Thousands of Dollars)
Pre-tax income ............................   $ 162,678    $ 11,798    $ 75,801
                                              =========    ========    ========
Income tax effect on pre-tax income .......   $  57,597    $ 40,852    $ 27,038
Amortization of investment tax credits ....   $    (550)   $   (510)   $   (850)

      Resources' leases property and equipment, through leveraged leases, with terms ranging from 8 to 45 years. The leveraged lease portfolio consisted of the following types of property:

                                                                December 31,
                                                           ---------------------
                                                           2000            1999
                                                           ----            ----
Energy-related .................................             79%             72%
Aircraft .......................................              9%             11%
Real Estate ....................................              7%             11%
Commuter rail cars .............................              4%              5%
Industrial .....................................              1%              1%

      Resources' initial investment in leveraged leases represents approximately 20% of the purchase price of the leveraged leased property; the balance is provided by third-party financing in the form of non-recourse long-term debt which is secured by the property.

      In January 2000, Resources reclassified its investment in a leveraged lease, to an operating lease. The reclassification was due to the unpredictability of future rent collection. The leveraged lease investment of $30,609,000 was reclassified to Property, Plant and Equipment and Current Assets totaling approximately $53,974,000 at December 31, 2000, partially offset by long-term debt of $23,734,000 and other liabilities of $1,622,000.

      In 2000, Resources negotiated the early termination of four leveraged leases and received cash proceeds of $89,179,000 and recognized a pre-tax gain of $37,629,000. The pre-tax gain was recorded in Net investment gains.

      In 1999, Resources negotiated the early termination of three leveraged leases and received cash proceeds of $125,512,000 and recognized a pre-tax gain of $22,065,000. The pre-tax gain was recorded in Net investment gains.

NOTE 4.  INVESTMENTS IN CORPORATE JOINT VENTURES, PARTNERSHIPS AND OTHER

Global

      Global's investments include domestic qualifying facilities (QFs) under the Public Utility Regulatory Policies Act of 1978, foreign exempt wholesale generators (EWGs) under the 1992 amendments to the Public Utility Holding Company Act of 1935 and foreign utility companies (FUCOs). Global's investments are generally financed through debt that is non-recourse to Global and Energy Holdings. Global's investments in QF projects have been undertaken with other participants because Global, together with other utility affiliates, may not own more than 50% of a QF subsequent to its in-service date. Projects involving EWGs are not restricted to a 50% investment limitation. Global's share of income and cash flow distribution percentages currently range from 4.78% to 70%. Interest is earned on loans made to various projects. Such loans earned rates of interest ranging from 7.5% to 15% during 2000 and 1999.

      As of December 31, 2000, Global's portfolio consisted of investments in 39 cogeneration or independent power projects (including 15 under construction or advanced development) which range in gross production capacities from 15 to 1,000 megawatts (MW) of electricity, and seven electric distribution companies. As of December 31, 2000 and 1999, Global's assets and share of project MW by region was as follows:

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                   2000          MW           1999          MW
                                ----------      -----      ----------      -----
                              (Thousands of               (Thousands of
                                 Dollars)                   Dollars)
Generation
North America ............      $  320,891      1,294      $  208,040      1,294
Latin America ............         114,744        501          90,784        501
Asia Pacific .............         110,820        161          89,629        161
EAMS (1) .................         338,416      1,153          86,996        803
Distribution
Latin America ............       1,221,427        N/A       1,159,051        N/A
                                ----------      -----      ----------      -----
Total Investment .........      $2,106,298      3,109      $1,634,500      2,759
                                ==========      =====      ==========      =====

(1) Europe, Africa, Middle East and India. Included in 2000 are assets of $201,135,000 related to the consolidation of certain generation projects currently under construction in Europe and Africa.

      Investments in net assets of affiliated companies accounted for under the equity method of accounting by Global amounted to $1,900,003,000 and $1,629,237,000 at December 31, 2000 and 1999, respectively. During the three years ended December 31, 2000, 1999 and 1998, the amount of dividends from these investments was $107,009,000, $81,794,000 and $91,752,000 respectively. Energy
Holdings' after-tax share of undistributed earnings of affiliates included in consolidated retained earnings was approximately $32,000,000, $31,000,000 and $14,000,000, respectively for the years ended December 31, 2000, 1999 and 1998.

      Summarized results of operations and financial position of all affiliates in which Global uses the equity method of accounting are presented below:

                                          Foreign       Domestic       Total
                                         ----------    ----------    ----------
                                                 (Thousands of Dollars)
December 31, 2000
Condensed Income Statement
 Information
Revenue ..............................   $1,059,396    $  451,620    $1,511,016
Gross Profit .........................      434,208       255,457       689,665
Minority Interest ....................      (24,464)          (67)      (24,531)
Net Income ...........................      155,450       162,194       317,644
Condensed Balance Sheet Information
Assets:
 Current Assets ......................   $  503,327    $  130,485    $  633,812
 Property, Plant & Equipment .........    2,354,804     1,348,930     3,703,734
 Goodwill ............................    1,201,311            --     1,201,311
 Other  Non-current Assets ...........      464,090        76,558       540,648
                                         ----------    ----------    ----------
Total Assets .........................   $4,523,532    $1,555,973    $6,079,505
                                         ----------    ----------    ----------
Liabilities:
 Current Liabilities .................   $  817,831    $   99,483    $  917,314
 Debt* ...............................      696,052       732,280     1,428,332
 Other Non Current Liabilities .......      173,874        90,050       263,924
 Minority Interest ...................      129,089           491       129,580
                                         ----------    ----------    ----------
Total Liabilities ....................    1,816,846       922,304     2,739,150
Equity ...............................    2,706,686       633,669     3,340,355
                                         ----------    ----------    ----------
Total Liabilities & Equity ...........   $4,523,532    $1,555,973    $6,079,505
                                         ----------    ----------    ----------

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                          Foreign       Domestic       Total
                                         ----------    ----------    ----------
                                                 (Thousands of Dollars)
December 31, 1999
Condensed Income Statement Information
Revenue ..............................   $1,183,713    $  423,477    $1,607,190
Gross Profit .........................      415,615       264,806       680,421
Minority Interest ....................      (22,826)          (79)      (22,905)
Net Income ...........................      110,248       154,705       264,953
Condensed Balance Sheet Information
Assets:
 Current Assets ......................   $  518,085    $  121,934    $  640,019
 Property, Plant & Equipment .........    2,495,133       794,385     3,289,518
 Goodwill ............................    1,199,589            --     1,199,589
 Other Assets ........................      322,004        86,990       408,994
                                         ----------    ----------    ----------
Total Assets .........................   $4,534,811    $1,003,309    $5,538,120
                                         ----------    ----------    ----------
Liabilities:
 Current Liabilities .................   $  577,242    $  114,327    $  691,569
 Debt* ...............................      559,759       460,817     1,020,576
 Other Non Current Liabilities .......      502,199        23,608       525,807
 Minority Interest ...................      230,806           490       231,296
                                         ----------    ----------    ----------
Total Liabilities ....................    1,870,006       599,242     2,469,248
Equity ...............................    2,664,805       404,067     3,068,872
                                         ----------    ----------    ----------
Total Liabilities & Equity ...........   $4,534,811    $1,003,309    $5,538,120
                                         ----------    ----------    ----------

                                          Foreign       Domestic       Total
                                         ----------    ----------    ----------
                                                 (Thousands of Dollars)
December 31, 1998
Condensed Income Statement Information
Revenue ..............................   $1,123,169    $ 441,228    $1,564,397
Gross Profit .........................      587,241      276,724       863,965
Minority Interest ....................       (2,474)         (55)       (2,529)
Net Income ...........................      173,603      139,199       312,802

(*)   Debt is non-recourse to Global and Energy Holdings

      In 2000, Global agreed to purchase 90% of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), an electric distribution company providing electric service to more than 230,000 customers in the Province of Entre Rios, Argentina. The acquisition is valued at approximately $200,000,000 plus the assumption of outstanding debt of approximately $80,000,000.

      In 2000, Global closed the project financing for a combined heat and power plant consisting of 226 MW of electricity and 500 MW of thermal energy capacity located in Poland. Total project cost is estimated at $324,000,000 with Global's equity investment not expected to exceed $105,000,000 for its 90% interest. The plant is under construction and commercial operation is targeted for 2003.

      In 2000, Global acquired a 49% interest in Tanir Bavi Power Company Private Ltd., which is constructing a 220 MW barge mounted, combined cycle generating facility to be located near Mangalore in the state of Karnataka, India. Upon scheduled completion in the second quarter of 2001, power from the facility will be sold to the Karnataka Electricity Board pursuant to a seven year fixed price power purchase agreement. In January 2001, Global acquired an additional 25% interest in the project bringing its total ownership interest to 74%. Global's equity investment is not expected to exceed $89,000,000.

      In 2000, Global and its 50% partner completed a $329,000,000 project financing for a 1,000 MW gas-fired combined-cycle electric generation facility to be located near Odessa, Texas. The facility is under construction and commercial operation is expected in 2001. Global's equity investment, including loans and guarantees, for its 50% interest is expected to be approximately $190,000,000.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In 1999, Global and its partners closed project financing for a 487 MW gas-fired combined-cycle electric generation facility in Rades, Tunisia. Construction of the facility began in August 1999 and is expected to be completed in the third quarter of 2001. In 2000, Global increased its ownership in the project to 60% by acquiring a 25% interest from one of its partners. In addition, Global assumed the contract rights and obligations for management of construction and ongoing operation and maintenance of the plant. Total cost is anticipated to be approximately $261,000,000. Global's equity investment, including contingencies is not expected to exceed $59,000,000.

      In 1999, Global and a partner acquired 90.23% of Chilquinta Energia, S.A., a distribution company providing electric and gas service to more than one million customers in Chile and Peru. In January 2000, Global and its partner completed the purchase of an additional 9.75% of the shares of Chilquinta Energia, S.A., increasing their total holdings to 99.98%. Global's 50% share of the acquisition was funded with approximately $268,000,000 of equity and $160,000,000 of debt that is non-recourse to Global and Energy Holdings.

      In 1999, Global and a partner closed on a tender offer for outstanding publicly traded shares of Luz del Sur, a Peruvian distribution company. The number of shares tendered constitutes 22.5% of the shares of Luz del Sur. At the time of the tender, Global and its partner already owned 37% of Luz del Sur which was acquired in June 1999 as part of the acquisition of Chilquinta Energia, S.A. discussed below. The tender was offered exclusively in Peru. Global and its partner also purchased an additional 25% of Luz del Sur upon closing of the tender offer. Global's investment in connection with these transactions was approximately $108,000,000.

      In 1999, Global and a partner closed project financing for Parana, an 830 MW gas-fired combined-cycle electric generation facility to be constructed in San Nicolas, Argentina. The new facility is adjacent to the Central Termica San Nicolas (CTSN) power plant, a 650 MW facility also owned by Global and its partner. Construction began in August 1999 and is expected to be completed in 2001 at a total cost of approximately $448,000,000. Global's equity investment for its 33% interest is expected to be approximately $86,000,000, including contingencies.

      In 1999, Global and its 50% partner completed a $312,000,000 project financing of a 1,000 MW gas-fired combined-cycle electric generation facility in Guadalupe County in south central Texas. Commercial operation of the first phase occurred in December 2000 and full operation occurred in January 2001.

      In 1999, Global sold its 50% partnership interest in the Newark Bay Cogeneration Facility, a 137 MW gas-fired combined-cycle plant in Newark, New Jersey. Global recognized a pre-tax gain of approximately $69,000,000 as a result of this transaction. This was recorded in Other income/(loss).

      As part of a comprehensive review of assets and development activities, Global recognized a $43,971,000 write-down in the third quarter of 1999, related to equity investments in generation facilities in California and in development companies in the Philippines and Thailand.

      In California, Global owns a 50% equity interest in seven generating facilities totaling 153 MW (71 MW) known as GWF, Hanford and Tracy. The facilities began operations between 1989 and 1991. Power is sold to a utility under a pricing structure that provided for fixed rate energy prices for the first 10 year period coupled with capacity payments over the entire power purchase contract terms which range from 20 to 30 years. In the 11th year of the contracts, the energy component of the price is based on Short Run Avoided Cost
(SRAC) which is a formula based pricing mechanism that takes into account the cost of fuel, plant efficiency and other factors. This price is correlated to market pool prices on the exchange. The market prices and correspondingly, the SRAC prices, are driven by many factors including, but not limited to, demand, availability of generation supply and cost of the supply. Market prices are most volatile during the summer when high temperatures cause a higher demand for power often increasing the cost. In 1999, as part of a review of all equity investments, Global assessed the carrying value of GWF and Hanford taking into account the future cash flows expected from these investments after review of the most current SRAC prices which were significantly lower than fixed rate prices paid in the first 10 years. Global determined that there was a permanent loss in value of its equity investment and recognized a pre-tax charge to income of $31,100,000 in accordance with APB 18, "The Equity Method of Accounting for

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Common Stock". For a discussion of recent developments in the California Power Market, see Note 18., "Subsequent Events."

      Interests in two power development companies in Thailand and the Philippines were acquired in 1997 for a total cost of approximately $22,000,000. The Asian financial crisis, which began in 1997, significantly impacted development prospects in the region having an impact on the financial condition of the companies which consistently recognized losses over the reported periods. In the third quarter of 1999, management made a decision to cease providing an operating and financial commitment to the development ventures. A pre-tax charge to income of $7,800,000 was recognized to write-off the equity investment in the development company in Thailand. Global sold its investment later in the year for $5,000. A pre-tax charge to income of $5,000,000 was recognized to reduce the value of Global's equity investment in the development company in the Philippines to the remaining cash and land value of approximately $3,000,000.

      Resources

      Resources has limited partnership investments in two leveraged buyout funds, an ethylene production facility, a clean air facility and solar electric generating systems. Resources' total investment in limited partnerships was $238,985,000, and $279,286,000 at December 31, 2000 and 1999, respectively.

      Included in the amounts above are limited partnership interests in two leveraged buyout funds that hold publicly traded securities, which are managed by KKR Associates L.P., (KKR). The book value of the investment in the leveraged buyout funds was $212,755,000 and $230,104,000 as of December 31, 2000 and 1999,
respectively. The largest single investment in the funds held indirectly by Resources is the investment in approximately 16,847,000 shares of common stock of Borden Inc., having a book value of $82,824,000, and $84,400,000 as of December 31, 2000 and 1999, respectively. Borden is in the consumer products industry.

      Resources applies fair value accounting to investments in the funds where publicly traded market prices are available as described in Note 2. Summary of Significant Accounting Policies. Approximately $114,724,000 and $130,546,000 represent the fair value of Resources' share of the publicly traded securities in the funds as of December 31, 2000 and December 31, 1999, respectively.

      During January and February 2001, KKR sold its interest in Fleet Boston Financial Corporation. Resources received cash proceeds of $34,500,000 and recorded a $4,300,000 pre-tax gain as a result of this transaction.

      EGDC

      As of December 31, 2000 and 1999, EGDC has partnership investments of $19,687,000 and $19,673,000, respectively, in developed commercial real estate and in land held for development. EGDC has been conducting a controlled exit from the real estate business since 1993. In 1999, a pre-tax charge of approximately $11,229,000 was recorded for a property held for sale. This amount is recorded in operations and maintenance expense. Since EGDC has been conducting a controlled exit from the real estate business, gains and losses from property sales are considered to be in the normal course of business of EGDC. As of December 31, 2000 and 1999, EGDC has two properties and four properties, respectively, reported as Assets Held for Sale amounting to $12,602,000 and $35,700,000, respectively.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  FOREIGN OPERATIONS

      Energy Holdings' foreign investments were comprised of leveraged leases in aircraft, utility facilities and commuter rail cars, a note receivable, electric distribution facilities, exempt wholesale generators and foreign utility companies. Foreign revenues and foreign assets, as a percent of total revenues and total assets, is as follows:

                                                   Years ended December 31
                                  ----------------------------------------------------------
                                    2000       %        1999       %       1998        %
                                  ----------------------------------------------------------
                                                     (Thousands of Dollars)
Income from capital leases.....   $  108,857          $   88,757         $   58,518
Income from joint ventures.....       73,836              52,601             46,617
Interest and dividends.........          940                 407                411
Operator/Management fees.......        4,397               7,228              3,676
                                  ----------          ----------         ----------
Total foreign revenues ........   $  188,030   24%     $ 148,993   24%    $ 109,222    25%
                                  ==========          ==========         ==========
Foreign assets (A).............   $2,989,749   58%    $2,420,277   59%   $1,602,790    51%
                                  ==========          ==========         ==========

(A) Amount is net of pre-tax foreign currency translation adjustment of $225,470,000, $222,281,000, $47,794,000 as of December 31, 2000, 1999, and
      1998, respectively.

      As of December 31, 2000, Global had approximately $1,795,845,000 including deferred project costs, of international investments ($396,758,000 in construction) in projects that generate or distribute energy primarily in Argentina, Brazil, Chile, China, Italy, Peru, Poland, Tunisia and Venezuela.
Global is expected to continue to make international investments. Where possible, Global structures its investments to manage the risk associated with project development, including foreign currency devaluation and fluctuations.

      Net foreign currency devaluations, caused primarily by the Brazilian Real, have reduced Stockholder's Equity by the net of tax amounts of $202,923,000 and $200,053,000, as of December 31, 2000 and 1999, respectively (see Consolidated Statements of Stockholder's Equity).

      Global had consolidated project debt totaling approximately $94,500,000 associated with its 32% investment in a Brazilian distribution company that was non-recourse to Global, Energy Holdings and PSEG. The debt was denominated in the Brazilian Real and was indexed to a basket of currencies, including the United States Dollar. The debt was refinanced in May 2000 with funds from Energy Holdings and a $190,000,000 United States Dollar denominated loan at the Brazilian distribution company, of which Global's share is $62,000,000. The functional currency of the distribution company is the Brazilian Real. Therefore, its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the United States Dollar. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement. Global entered into a currency collar with a notional amount of $60,000,000 which expired on December 29, 2000 to mitigate its share of the loss at RGE which would have resulted from a significant devaluation of the Brazilian Real against the United States Dollar.

      The net foreign currency transaction gains or (losses) for the years ended December 31, 2000, 1999 and 1998 were $2,858,000, $2,490,000, and $(3,212,000), respectively, and are recorded in Other Income (Loss) in the Consolidated Statements of Income.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  INCOME TAXES

      A reconciliation of income taxes calculated at the Federal statutory rate of 35% of income before income taxes and the income tax provision is as follows:

                                                     Years ended December 31,
                                                 ------------------------------
                                                   2000       1999        1998
                                                 --------    -------    -------
                                                      (Thousands of Dollars)
Federal income tax expense at statutory rate .   $ 55,372    $61,608    $34,146
State income taxes, net of Federal income
tax benefit ..................................      4,394     15,782      4,470
Amortization of investment and energy
tax credits ..................................       (848)      (807)    (1,105)
Dividends received deduction .................       (510)      (807)      (755)
Tax effect of tax benefit transfer expense ...        192        192        878
Tax effects attributable to foreign operations    (13,921)    (7,204)    (1,120)
Tax credits ..................................     (1,125)        --     (6,923)
Other ........................................      1,783        178        569
                                                 ========    =======    =======
Income tax expense ...........................   $ 45,337    $68,942    $30,160
                                                 ========    =======    =======

The following is an analysis of Deferred Income Taxes:

                                                             December 31,
                                                     --------------------------
                                                        2000             1999
                                                     ----------       ---------
                                                        (Thousands of Dollars)
Assets - non-current:
    Development expenses .....................       $   17,229       $  16,074
    Foreign currency translation .............           22,547          22,228
    Notes receivable reserve .................            5,336           5,578
    Real estate ..............................            4,303           4,404
    Discontinued operations ..................            5,324           5,042
    Other ....................................            5,343          (1,599)
                                                     ----------       ---------
Total Assets .................................       $   60,082       $  51,727
                                                     ==========       =========
Liabilities - non-current:
    Leasing activities .......................       $  986,663       $ 796,570
    Partnership activities ...................          101,395         117,593
    Income from foreign operations ...........           13,775           6,200
    State income tax deferrals ...............           20,204          18,827
                                                     ----------       ---------
Total Liabilities ............................        1,122,037         939,190
                                                     ----------       ---------
Net Liabilities ..............................       $1,061,955       $ 887,463
                                                     ==========       =========

      As of December 31, 2000 and 1999, the amounts due from/(to) PSEG for federal income tax were $1,029,000 and ($754,000), respectively.

NOTE 7.  NOTES PAYABLE/SHORT-TERM DEBT

      On December 31, 2000 Energy Holdings had two separate senior revolving credit facilities, with a syndicate of banks, a $495,000,000, five-year revolving credit and letter of credit facility and a $165,000,000 364-day revolving credit facility. The interest rate on these facilities is based on London Inter-Bank Offered Rate (LIBOR) and the average borrowing rate at Energy Holdings current rating level is 1.375% over the one, three or six month LIBOR rate. The revolving credit facilities also permit shorter term base rate borrowings at the prime rate. The five-year facility also permits up to $250,000,000 of letters of credit to be issued. The five-year facility matures on May 12, 2004 and the 364-day facility matures on May 9, 2001. At December 31, 2000 and December 31, 1999, Energy Holdings had $392,000,000 and $351,000,000
respectively, outstanding under existing revolving credit facilities.

      In December 2000, Global agreed to purchase 90% of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA). In connection with this agreement, PSEG Americas Ltd., a subsidiary of Global, signed a promissory note. As of December 31, 2000, Global had short-term debt of $90,671,000 as a result of this transaction.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  LONG-TERM DEBT

Long-Term Debt was comprised of the following:

                                                                            December 31,
                                                                    ---------------------------
                                                       Year Due        2000            1999
                                                       --------     ----------       ----------
                                                                       (Thousands of Dollars)
Energy Holdings
Senior Notes
9.125%..............................................   2004         $  300,000       $       --
10.00%..............................................   2009            400,000          400,000
                                                                    ----------       ----------
Principal amount outstanding........................                   700,000          400,000
Net unamortized discount............................                    (4,789)          (4,914)
                                                                    ----------       ----------
      Total long-term debt of Energy Holdings.......                   695,211          395,086
                                                                    ----------       ----------
PSEG Capital
Medium-Term Notes (MTNs) (A)
6.54%                                                  2000                 --           78,000
6.73% - 6.74%.......................................   2001            170,000          170,000
6.80% - 7.72%.......................................   2002            228,000          130,000
6.25% ..............................................   2003            252,000          252,000
                                                                    ----------       ----------
Principal amount outstanding........................                   650,000          630,000
Amounts due in one year.............................                  (169,838)         (77,937)
Net unamortized discount............................                    (1,343)          (1,857)
                                                                    ----------       ----------
      Total long-term debt of PSEG Capital..........                   478,819          550,206
                                                                    ----------       ----------
Global
Non-recourse Debt
11.08% - 13.73% - Bank Loan.........................   2000                 --           96,919
9.87% - 10.245% - Bank Loan.........................   2001             96,003          126,027
10.245% - Bank Loan.................................   2002-2004        63,998           94,023
6.64% Bank Loan.....................................   2002-2009       125,565               --
9.95% - Bank Loan...................................   2004-2019        34,607               --
14.00% - Minority Shareholder Loan..................   2027              9,990            9,990
                                                                    ----------       ----------
Principal amount outstanding........................                   330,163          326,959
Amounts due in one year.............................                   (96,003)         (96,919)
                                                                    ----------       ----------
      Total long-term debt of Global................                   234,160          230,040
                                                                    ----------       ----------
Resources
8.60% - Bank Loan...................................   2001-2019        23,734               --
                                                                    ----------       ----------
Principal amount outstanding........................                    23,734               --
Amounts due in one year.............................                      (789)              --
                                                                    ----------       ----------
      Total long-term debt of Resources.............                    22,945               --
                                                                    ----------       ----------
Energy Technologies
2.90% - 11.65% - Other Loans........................   2001-2005           794              498
9.75% - Bank Loan...................................   2001-2005           546               --
                                                                    ----------       ----------
Principal amount outstanding........................                     1,340              498
Amounts due in one year.............................                      (268)            (100)
                                                                    ----------       ----------
      Total long-term debt of Energy Technologies...                     1,072              398
                                                                    ----------       ----------
         Total long-term debt.......................                $1,432,207       $1,175,730
                                                                    ==========       ==========

(A) PSEG Capital's MTN program permits borrowings up to $750,000,000. Effective January 31, 1995, PSEG Capital determined that it will not have more than $650,000,000 of debt outstanding at any time (See Note 14. Commitments and Contingencies).

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Annual Principal Requirements

      The scheduled principal maturities during the years following December 31, 2000 are as follows:

                Energy        PSEG                                  Energy
               Holdings      Capital      Global     Resources   Technologies     Total
               --------      -------      ------     ---------   ------------     -----
                                       (Thousands of Dollars)
2001 .....     $     --     $170,000     $ 96,003     $   789     $      268     $  267,060
2002 .....           --      228,000       27,881       1,002            268        257,151
2003 .....           --      252,000       42,310       1,017            268        295,595
2004 .....      300,000           --       35,374       1,108            268        336,750
2005 .....           --           --       17,865       1,207            268         19,340
Thereafter      400,000           --      110,730      18,611             --        529,341
               --------     --------     --------     -------     ----------     ----------
               $700,000     $650,000     $330,163     $23,734     $    1,340     $1,705,237
               ========     ========     ========     =======     ==========     ==========

      Senior Notes-- Energy Holdings

      In February 2000, Energy Holdings issued $300,000,000 of 9.125% Senior Notes due February 2004. The net proceeds from the sale were used for the repayment of short-term debt outstanding under the revolving credit facilities. For a discussion of Notes sold subsequent to December 31, 2000, see Note 18. "Subsequent Events."

     In October 1999, Energy Holdings issued $400,000,000 of 10.0% Senior Notes due October 2009. The proceeds were used for the repayment of short-term debt outstanding under revolving credit facilities. Borrowings under the revolving credit facilities were used to finance investments and acquisitions and for general corporate purposes.

      Bank Loan-- Carthage Power Company

      In June 1999, Carthage Power Company (Carthage Power), a 60 percent owned subsidiary of Global, and The Sanwa Bank Limited and Paribas, as arrangers for a consortium of lenders, entered into a 10 year term loan facility agreement (Term Loan Facility). In addition, Carthage Power and The Export-Import Bank of Japan (JEXIM) entered into a 10-year loan facility agreement (JEXIM Facility). The agreements are related to the project financing of a gas-fired combined-cycle electric generation facility in Tunisia. The Term Loan Facility provides for borrowing up to EUR 92,717,000 and the JEXIM Facility provides for borrowing up to US $73,000,000. The interest reset period for both the Term Loan Facility and the JEXIM Facility is six months. The borrowing rates for the Term Loans are based on a Euro Area Inter-Bank Offered Rate (EURIBOR) plus a specified margin ranging from 1.40% to 1.55% per annum depending upon the origination date of the loan. The borrowing rate for the JEXIM Loans is based on a LIBOR plus a margin of 0.60% per annum. As of December 31, 2000, borrowing under the Term Loan Facility and the JEXIM Facility amounted to US $60,467,000 equivalent and US $65,098,000, respectively.

      In August 1999, Carthage Power entered into interest rate swap agreements to hedge 85% of the projected loan amounts over the life of the loans. The hedges will convert floating rate obligations related to the facility agreements into fixed rate obligations.

      Bank Loan-- Elcho

      In October 2000, Elektrocieplownia Chorzow (ELCHO), a majority owned subsidiary of Global, and Dresdner Bank AG, as arranger for a consortium of lenders, entered into an 18.5 year term loan facility agreement and a working capital facility agreement. The agreements are related to the project financing of a combined heat and power plant under construction in Poland in which Global will have a 90% interest. The loan facilities are comprised of a US Dollar tranche and a Polish Zloty tranche up to an aggregate borrowing of US $193,000,000 and PLN 352,500,000, respectively. The interest periods for the term loans may be one, three or six months. The borrowing rates are based on a reference rate (for the Dollar Loan, the reference rate is LIBOR and for a Zloty Loan, the reference rate is Warsaw Inter-Bank Offered Rate (WIBOR)), plus a specified margin ranging from 1.15% to 1.75% per annum depending upon the origination date of the loan. As of December 31, 2000, borrowings under the US Dollar and Polish Zloty tranches of the facility amounted to US $28,085,000 and US $6,522,000 equivalent, respectively.

      In October 2000, ELCHO entered into interest rate swap agreements to hedge 100% of projected loan amounts until October 2010. The hedges will convert floating rate obligations related to the facility agreements into fixed rate obligations.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Bank Loan -- BNDES

      In October 1997, IPE and The National Economic and Social Development Bank (BNDES), entered into a credit agreement (the BNDES Loan) which was scheduled to mature on November 15, 2002. The loan proceeds were denominated in Brazilian Reals which were indexed to a basket of currencies, including United States Dollars. In total, IPE received the U.S. dollar equivalent of approximately $135,580,000, which was used to partially finance the Company's acquisition of RGE in 1997.

      In May 2000, Global refinanced this loan with funds from Energy Holdings and a $190,000,000 United States Dollar denominated loan at the Brazilian distribution company, of which Global's share is $62,000,000, see Note 5. "Foreign Operations."

      Bank Loan -- Chase Manhattan Bank

      In June 1999, PSEG Global Funding II LLC, a wholly-owned subsidiary of Global and Chase Manhattan Bank, as lender and as agent for a consortium of lenders, entered into a $160,000,000 non-recourse debt financing under the following terms: Tranche A for $85,000,000 maturing June 9, 2001 at a rate of LIBOR plus 3.25%; and Tranche B for $75,000,000 maturing by June 9, 2004, in increasing percentages every six months commencing on the 24th month following the closing date (June 9, 1999) at a rate of LIBOR plus 3.625%. The loan proceeds were used to partially fund the acquisition of Chilquinta Energia S.A. in Chile.

      For a discussion of the Senior Notes issued in March 2001 to refinance this loan, see Note. 18, "Subsequent Events."

      Minority Shareholder Loan

      PSEG Americas also entered into a $9,990,000 minority shareholder loan (Shareholder Loan) in May 1997, which matures on May 29, 2027. The loan proceeds were used to partially fund the acquisition of EDEN and EDES in Argentina in 1997 by PSEG Americas (see Note 4. Investments in Partnerships and Corporate Joint Ventures). Amounts borrowed under the Shareholder Loan are unsecured and subordinated to amounts borrowed under the ING Agreement.

      In accordance with the Shareholder Loan, the principal is due in one lump sum on the maturity date. Interest accrues at 14% and is payable semi-annually. However, failure to pay interest does not constitute an event of default, but results in an increase in the principal amount due upon maturity.

NOTE 9. STOCKHOLDER'S EQUITY

      Common Stock

      Energy Holdings had 100 shares of no-par common stock issued and outstanding as of December 31, 2000 and 1999, all of which was held by PSEG. The total authorized amount as of December 31, 2000 and 1999 was 1,000,000 shares.

      Preferred Stock

      In October 2000, Energy Holdings exchanged 435 shares of 5.01% Cumulative, 1,467 shares of 4.80% Series B Cumulative and 1,450 shares of 4.875% Series C Cumulative of outstanding preferred stock owned by PSEG for a new series of 4.03% Series D Cumulative preferred stock owned by PSEG. In January 2000, that rate was reset to 4.47% through June 2008.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Energy Holdings has authorized 1,000,000 shares of preferred stock. The issuance of preferred stock is as follows:

                                            Par value per                       December 31,
    Date               Description             share        Number of Shares       2000
------------    -------------------------   -------------   ----------------    ------------
October 2000    4.03% Series D Cumulative     $100,000           5,092          $509,200,000

      Energy Holdings paid preferred dividends of $23,886,000 and $25,007,000 in 2000 and 1999, respectively, to PSEG.

      Additional Paid-in Capital

      PSEG invested approximately $300,000,000 and $200,000,000 of equity in Energy Holdings in 2000 and 1999, respectively. The proceeds were used to pay down short term debt.

      On January 1, 1999, PSEG contributed its equity investment in the capital stock of PSCRC, formerly a wholly-owned subsidiary of Public Service Electric and Gas Company, through Energy Holdings into Energy Technologies. The aggregate book value of the stock contributed was $57,000,000. Energy Holdings' financial statements have been restated for 1998 to show the effect of this acquisition in accordance with the accounting for business combinations of transfers between companies under common control, and is reflected in the opening balance of Additional Paid-in Capital for 1998.

      Dividends on Common Stock

      Energy Holdings paid $13,395,000 and $3,784,000 in dividends on its common stock to PSEG in 2000 and 1999, respectively.

      Subscription Agreement

      Global and PSEG have entered into a subscription agreement (the Agreement) pursuant to which a subscription was outstanding as of December 31, 2000 for PSEG to purchase up to 333 shares of Global's capital stock at a purchase price of $10,000 per share, or an aggregate purchase price of $3,330,000. Excluding financial obligations which have been recorded, funded or otherwise fulfilled, the remaining obligations under existing subscription agreements as of December 31, 2000 were approximately $3,330,000. The Agreement supports the financial obligation of Global relative to a specific project. The Agreement has been assigned to an outside party who has the right to require PSEG to perform thereunder and make direct payments to the assignee in the event of default. See
Note 14. "Commitments and Contingencies".

NOTE 10.  RELATED PARTY TRANSACTIONS

      Operation and Maintenance and Development Fees

      Global provides operating, maintenance and other services to and receives management and guaranty fees from various joint ventures and partnerships in which it is an investor. Fees related to the development and construction of certain projects are deferred and recognized when earned. Income from these services of $12,184,000 $12,007,000 and $8,653,000 were included in Revenues Other Revenues in the Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998, respectively.

      Income from Partnerships

      Approximately 90% of the electricity generated by the Eagle Point Power Plant, a 50% owned equity investment of Global, is sold to Public Service Electric and Gas Company under a 25-year power purchase contract terminating in May 2016. Global's share of partnership revenues received from Public Service Electric and Gas Company represented approximately $68,000,000, $55,000,000, and $54,000,000 for the years December 31, 2000, 1999 and 1998, respectively. For further discussion on Eagle Point Cogeneration Partnership, see Note 18. "Subsequent Events."

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Administrative Costs

      PSEG Services Corporation provides and bills administrative services to Energy Holdings on a monthly basis. These costs amounted to approximately $19,390,000, $10,695,000, and $13,119,000 for 2000, 1999 and 1998, respectively.
In addition, Energy Holdings was billed administrative overheads of $2,322,000, $2,170,000, and $2,554,000 by PSEG during 2000, 1999 and 1998, respectively.

      Employees of Energy Holdings and its subsidiaries are participants in a non-contributory pension plan administered by PSEG and are billed on a monthly basis based on funding requirements. Such billings amounted to approximately $1,896,000 and $4,587,000, for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, Energy Holdings had no funding requirements for the pension plan.

      Transfer of Assets

      In 2000, PSEG Power LLC, (Power) assumed responsibility of four Midwest generation projects that were being developed by Global. The four projects will have a combined generating capacity of 2,830 MW. As of December 31, 2000, Power owed Global $52,000,000 related to the asset transfer, which was paid in January 2001.

NOTE 11.  OTHER INCOME (LOSS)

      Other income (loss) is comprised of the following:

                                                     December 31,
                                        -------------------------------------
                                          2000           1999          1998
                                        --------      ---------      --------
                                                  (Thousands of Dollars)
Net gain on sale of investments......   $     23      $  68,972(1)   $  1,948(2)
Foreign currency gain (loss).........      2,858          2,490        (3,212)
Other................................         17          5,942          (554)
                                        --------      ---------      --------
        Total Other Income (loss)....   $  2,898      $  77,404      $ (1,818)
                                        ========      =========      ========

(1)   Primarily the sale of the Newark Bay Cogeneration Facility by Global.

(2)   Primarily the sale of interests in four generating stations by Global.

NOTE 12.  MINIMUM LEASE PAYMENTS

      Energy Holdings and its subsidiaries lease administrative office space and equipment under operating leases, which expire prior to the end of 2003. Total future minimum lease payments as of December 31, 2000 are:


                                                   (Thousands of Dollars)
       2001.............................................. $ 6,603
       2002..............................................   5,201
       2003..............................................   4,242
       2004..............................................   3,212
       2005..............................................   2,522
       Thereafter........................................   6,123
                                                          -------
                Total minimum lease payments............. $27,903
                                                          =======

      Rent expense for 2000, 1999 and 1998 was approximately $7,056,000, $7,306,000, and $5,971,000, respectively.

NOTE 13.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      Energy Holdings' operations give rise to exposure to market risks from changes in interest rates, foreign exchange rates and security prices of investments recorded at fair value. Energy Holdings' policy is to use derivatives to manage market risk consistent with its business plans and prudent practices. Energy Holdings does not hold or issue financial instruments for trading purposes.

      The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of Energy Holdings through its use of derivatives. The amounts exchanged, under the terms of the derivatives, are calculated on the basis of the notional amounts.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Holdings limits its exposure to credit-related losses in the event of nonperformance by counterparties by limiting its counterparties to those with high credit ratings. For a discussion of the adoption of SFAS 133 as amended, see Note 17. "Accounting Matters."

      Credit Risk

      Credit risk relates to the risk of loss that Energy Holdings would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. Energy Holdings has established credit policies that it believes significantly minimizes its exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition, including credit ratings.

      Interest Rates

      Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Energy Holdings' policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps.

      Based on the borrowing rates currently available to Energy Holdings for debt with similar terms and remaining maturities, the fair value of Energy Holdings' long-term debt was as follows:

                                                              December 31,
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
                                                         (Thousands of Dollars)
Senior Notes-- Energy Holdings .............          $727,037          $407,592
MTNs-- PSEG Capital ........................           642,591           611,889
Non-recourse debt-- Global .................           330,163           326,959
Bank Loan-- Resources ......................            24,292                --
Loans - Energy Technologies ................             1,340               498

      The fair value of the Senior Notes and Medium-term notes is based on information obtained quarterly from market sources.

      Substantially all non-recourse debt is floating rate that is reset several times during the year to various market indices. As such, carrying value approximates market value.

      ELCHO and Carthage Power, majority-owned subsidiaries of Global, are constructing electric generation facilities in Poland and Tunisia, respectively. Such entities have entered into interest rate swaps to hedge up to $422,000,000 of their construction loan agreements. The interest rate swaps effectively convert the existing floating rate debt into fixed rate borrowings. The notional amounts, interest rates and fair values as of December 31, 2000 are as follows:

                                            ELCHO                                Carthage Power
                             -----------------------------------     -----------------------------------
                                  US $                PLN                 US $                Euro
                                 Tranche            Tranche             Tranche             Tranche
                             ----------------    ---------------     ---------------     ---------------
                                                     (Millions, where applicable)
Notional Amount............        $18                 $8                  $52                $61
Pay Rate...................       8.4%               13.2%                 6.9%              5.2%
Receive Rate...............       LIBOR              WIBOR                LIBOR             EURIBOR
Fair Value.................       ($26)              ($11)                 ($3)              ($1)
Termination Date...........    October, 2010      October, 2010        December, 2009    December, 2009

      Hedging

      During 1999, Energy Technologies entered into futures contracts to buy natural gas related to fixed price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 64% of Energy Technologies' fixed price sales commitments at December 31, 1999. Energy Technologies had a net deferred unrealized hedge loss of $(550,000) at December 31, 1999.

      During 1999, Energy Technologies entered into fixed price electricity sales commitments. Physical purchase contracts hedged approximately 85% of such fixed price sales commitments at December 31, 1999. Energy Technologies had a net deferred unrealized hedge gain of $414,000 at December 31, 1999. Energy Technologies has changed the manner in which it provides electric and gas commodities services to customers and at December 31, 2000 there were no electric or gas commodity financial instruments outstanding.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Resources has investments in equity securities and partnerships, in which Resources is a limited partner, which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the market prices of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The aggregate amount of such investments which have available market prices at December 31, 2000, and 1999 was $114,724,000 and $130,546,000, respectively. The portfolio has exposure to market price risk. As such, a sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments would result in a change in revenues of $9,000,000 and $11,000,000 for the years ended December 31, 2000 and 1999, respectively.

      Foreign Operations

      Global and Resources had approximately $1,795,845,000 and $1,193,904,000, respectively, of international investments as of December 31, 2000. These investments represented 58% of Energy Holdings' consolidated assets. Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Germany, Australia and the United Kingdom with associated revenues denominated in United States Dollars and, therefore not subject to foreign currency risk.

      Global's international investments are primarily in projects that currently, or upon completion will, distribute or generate electricity in
Argentina,  Brazil,  Chile,  China,  India,  Italy,  Peru,  Poland,  Tunisia and
Venezuela. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the United States Dollar, there is a corresponding change in Global's investment value in terms of the United States Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. As of December 31, 2000, net foreign currency devaluations have reduced the reported amount of Energy Holdings' total stockholder's equity by $203 million, $150 million of which was caused by the devaluation of the Brazilian Real. In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of December 31, 2000, the Real had devalued approximately 38% against the United States Dollar since December 31, 1998, affecting the carrying value of Global's investment in a Brazilian distribution company. For additional information, see Note 16. "Financial Information by Business Segments."

      Higher comparative rates of inflation in foreign economies also means that borrowing costs in local currency will be higher than in the United States. When warranted, Global has financed certain foreign investments with United States Dollar denominated debt. While less costly to service in terms of United States Dollars, such debt is exposed to currency risk because a devaluation would cause repayment to be more expensive in local currency terms since more units of local currency would be required to repay the debt. United States Dollar denominated debt was incurred by Global in Argentina, Chile and Peru to finance the acquisition of interests in rate regulated distribution entities. These entities may be able to recover higher costs incurred as a result of a devaluation specifically through the terms of the concession agreement, or as a pass through of higher inflation costs in rates over time although no assurances can be given that this will occur. In evaluating its investment decisions, Global considers the social, economic, political and currency risks associated with each potential project and, if warranted, assumes a certain level of currency devaluation when making its investment decisions. In Argentina, the currency is pegged 1:1 with the United States Dollar, and a legislative act is required to de-couple the currency from the Dollar.

      Global had consolidated project debt totaling approximately $94,500,000 associated with its 32% investment in a Brazilian distribution company that was non-recourse to Global and Energy Holdings. The debt was denominated in the Brazilian Real and was indexed to a basket of currencies, including the United States Dollar. The debt was refinanced in May 2000 with funds from Energy
Holdings and a $190 million United States Dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real. Therefore, its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the United States Dollar. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marked upward or downward, with an offset to the income statement. Global entered into a currency collar with a notional amount of $60 million which expired on December 29, 2000 to mitigate its share of the loss at RGE which would have resulted from a significant devaluation of the Brazilian Real against the United States Dollar.

      Energy Holdings cannot predict foreign currency exchange rate movements and, therefore, cannot predict the impact of such movements on Energy Holdings' financial condition, results of operations and net cash flows.

NOTE 14. COMMITMENTS AND CONTINGENCIES

      Energy Holdings, Global and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $484,711,000, as of December 31, 2000. A substantial portion of such guarantees is eliminated upon successful completion, performance and/or refinancing of construction debt with non-recourse project term debt. A subscription agreement for PSEG to purchase Global's capital stock secures $3,330,000 of such obligations. See Note 9. "Stockholder's Equity".

      In May 1993, following a 1992 audit of Energy Holdings, which concluded that Energy Holdings' businesses had not harmed PSEG's wholly-owned, operating public utility subsidiary, Public Service Electric and Gas Company, the BPU accepted a Focused Audit Implementation Plan in which PSEG agreed, among other things, that it will not permit Energy Holdings assets, as defined in the agreement, to exceed 20% of its consolidated assets without prior notice to the BPU, and that debt supported by a support agreement between PSEG and PSEG Capital will be limited to $750,000,000, with a good faith effort to eliminate such support within six to ten years. Effective January 31, 1995, PSEG Capital determined that it will not have more than $650,000,000 of debt outstanding at any time. At December 31, 2000 and 1999, Energy Holdings' assets represented 25% and 22% of PSEG's consolidated assets and PSEG Capital's debt outstanding was $650,000,000, and $630,000,000, respectively. Notice that the asset percentage exceeded 20% was made to the BPU in July 1999. Energy Holdings does not expect there will be any material adverse effect to its financial statements of as a result of the assets exceeding 20%.

      The Brazilian Consumer Association of Water and Energy has filed a lawsuit against Rio Grande Energia S.A. (RGE), a Brazilian distribution company (of which Global is a 32% owner), and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on Energy Holdings' financial condition, results of operations and net cash flows.

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

      Employees of Energy Holdings and its subsidiaries are participants in a non-contributory pension plan administered by PSEG. See Note 10. "Related Party Transactions", for Energy Holdings' funding requirements for the years ended 2000, 1999, and 1998.

      In addition, PSEG sponsors two defined contribution plans. Represented employees of Energy Holdings are eligible for participation in the PSEG Employee Savings Plan while all other employees of Energy Holdings are eligible for participation in PSEG's Tax-Deferred Savings Plan. The two principal defined contribution plans are sponsored 401(k) plans to which eligible employees may contribute up to 25% of their compensation. Employee contributions up to 8% for all employees are matched with employer contributions of cash or PSEG common stock equal to 50% of such employee contributions. Employer contributions in excess of 6% and up to 8% are made in shares of PSEG common stock for all employees. PSEG billed Energy Holdings for its portion of employer contributions. The amount expensed for the matching provision of the plans was approximately $1,058,000, $750,000 and $803,000, in 2000, 1999, and 1998,
respectively.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

      Basis of Organization

      The reportable segments disclosed herein were determined based on a variety of factors including the way management organizes the segments within Energy Holdings for making operating decisions and assessing performance.

      Global

      Global receives its revenues from its investment in and operation of projects in the generation and distribution of energy, both domestically and internationally.

      Resources

      Resources receives revenues from its passive investments in leveraged leases, limited partnerships, leveraged buyout funds and marketable securities.

      Energy Technologies

      Energy Technologies receives revenues from energy sales and a variety of energy related services to industrial and commercial customers to reduce costs and improve related energy efficiencies.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Other Activities

      Information related to the segments of Energy Holdings' business is detailed below:

                                                                                      Other
                                                                        Energy      Activities  Consolidated
                                              Global     Resources   Technologies      (A)          Total
                                            ----------   ----------  ------------    --------    ----------
                                                                       (Thousands of Dollars)
For the year ended December 31, 2000
  Total revenues                            $  169,403   $  206,849   $ 416,714    $  1,744    $  794,710
  Depreciation and amortization(B)               1,027        4,730       7,256         223        13,236
  Interest expense-- net                        53,318       79,192       2,629       1,378       136,517
  Income taxes                                  12,553       39,906      (4,182)     (2,940)       45,337
  Equity in earnings of unconsolidated
    affiliates(C)                              155,730       12,501          --         375       168,606
  Income before income taxes                    69,262      111,167     (13,823)     (8,401)      158,205
  EBIT(D)                                      122,580      190,359     (11,194)     (7,023)      294,722
Segment net income (loss) available for
  common stock                              $   40,178   $   64,985   $  (9,641)   $ (5,461)   $   90,061
                                            ==========   ==========   =========    ========    ==========
As of December 31, 2000
  Total assets                              $2,271,284   $2,564,339   $ 312,023    $ 49,888    $5,197,534
  Investments in equity method affiliates   $1,900,003   $  238,985   $      --    $ 15,265    $2,154,253
                                            ==========   ==========   =========    ========    ==========

For the year ended December 31, 1999
  Total revenues                            $  141,505   $  178,939   $ 297,046    $    283    $  617,773
  Depreciation and amortization(B)               1,058        1,321       4,888         195         7,462
  Interest expense-- net                        48,115       46,061         252         257        94,685
  Income taxes                                  23,562       49,937      (2,020)     (2,537)       68,942
  Equity in earnings of unconsolidated
    affiliates(C)                              128,876       77,573          --         171       206,620
  Income before income taxes                    69,143      122,688      (8,558)     (7,249)      176,024
  EBIT(D)                                      117,258      168,749      (8,306)     (6,992)      270,709
Segment net income (loss) available for
  common stock                              $   28,056   $   66,186   $  (6,538)   $ (4,712)   $   82,992
                                            ==========   ==========   =========    ========    ==========
As of December 31, 1999
  Total assets                              $1,715,497   $2,095,688   $ 251,883    $ 51,317    $4,114,385
  Investments in equity method affiliates   $1,629,237   $  279,286   $      --    $  6,400    $1,914,923
                                            ==========   ==========   =========    ========    ==========

For the year ended December 31, 1998
  Total revenues                            $  123,935   $  145,115   $ 170,840    $    394    $  440,284
  Depreciation and amortization(B)               1,416        1,612       2,138         248         5,414
  Interest expense-- net                        40,672       48,727           0         968        90,367
  Income taxes                                  12,296       26,624      (5,193)     (3,567)       30,160
  Equity in earnings of unconsolidated
    affiliates(C)                              113,900       34,537          --         297       148,734
  Income before income taxes                    31,246       86,364     (16,364)     (3,686)       97,560
  EBIT(D)                                       71,918      135,091     (16,364)     (2,718)      187,927
Segment net income (loss) available for
 common stock                               $    7,477   $   55,523   $ (11,171)   $   (103)   $   51,726
                                            ==========   ==========   =========    ========    ==========
As of December 31, 1998:
Total assets                                $1,124,160   $1,809,295   $ 196,610    $ 38,465    $3,168,530
Investments in equity method affiliates     $1,053,909   $  383,284   $      --    $ 34,223    $1,471,416
                                            ==========   ==========   =========    ========    ==========

(A) Other Activities include amounts applicable to Energy Holdings (the parent), EGDC, PSEG Captial and intercompany eliminations.

(B) Includes amounts reported in the Depreciation and amortization line of the Consolidated Statements of Income. Depreciation and amortization of PSCRC is included in Operations and Maintenance expense as indicated in Note 2. Summary of Significant Accounting Policies.

(C)   Equity in earnings of unconsolidated affiliates is included in Income from
      joint  ventures  and   partnerships   and  Net  investment  gains  in  the
      Consolidated Statements of Income.

(D)   EBIT is defined as Income before income taxes and interest expense.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information for Energy Holdings is disclosed below.

                                                      Revenues (1)
                                        ----------------------------------------
                                                       December 31,
                                        ----------------------------------------
                                          2000            1999            1998
                                        --------        --------        --------
                                                   (Thousands of Dollars)
United States ..................        $606,680        $468,780        $331,062
Foreign Countries:
    Argentina ..................          13,570          16,820          16,407
    Brazil .....................          18,415          19,664          30,669
    Chile and Peru .............          40,078          18,047              --
    Netherlands ................          83,190          64,521          38,718
    England ....................          18,183          19,176          14,423
    Other ......................          14,594          10,765           9,005
                                        --------        --------        --------
    Total Foreign ..............         188,030         148,993         109,222
                                        --------        --------        --------
      Total ....................        $794,710        $617,773        $440,284
                                        ========        ========        ========

(1) Revenues are attributed to countries based on the locations of the investments.

                                                       Identifiable Assets
                                                 -------------------------------
                                                          December 31,
                                                 ------------------------------
                                                    2000                 1999
                                                 ----------           ----------
                                                      (Thousands of Dollars)
United States ........................           $2,207,785           $1,694,108
Foreign Countries:
    Argentina ........................              469,753              356,286
    Brazil ...........................              295,439              330,453
    Chile and Peru ...................              519,706              519,840
    Netherlands ......................              814,906              622,634
    Other ............................              889,945              591,064
                                                 ----------           ----------
    Total Foreign ....................            2,989,749            2,420,277
                                                 ----------           ----------
      Total ..........................           $5,197,534           $4,114,385
                                                 ==========           ==========

(1) Amount is net of foreign pre-tax currency translation adjustment of $166,951,000 and $188,806,000 for the periods ended December 31, 2000 and 1999, respectively.

NOTE 17. ACCOUNTING MATTERS

      In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." (SAB 101), which provides guidance on the timing of revenue recognition in financial statements. The basic guidelines on revenue recognition state that revenue should not be recognized until it is realized or realizable and earned. SAB 101 provides specific criteria to assist in this determination. The adoption of SAB 101 did not have a material effect on the financial statements of Energy Holdings.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which is effective for financial statements for all fiscal quarters beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize as assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138) modifying the requirements included in SFAS 133.

      At January 1, 2001, the effect of the adoption of SFAS 133 was as follows:

Fair value of derivative assets                                    $ 22,690,000
Fair value of derivative liabilities                                 39,794,000
Reduction of investments in joint ventures                            1,152,000
Cumulative effect on net income from a
  change in accounting, net of tax of ($4,765,000)                    8,849,000
Cumulative effect on other comprehensive
  income, net of tax of ($8,113,000)                                (15,067,000)

      The cumulative effect on net income from a change in accounting principle resulted from the net change in the market value of an embedded derivative, from inception of the contract to the date of adoption of SFAS 133. For a discussion of other derivative instruments held by affiliates of Energy Holdings, see Note
13. "Financial Instruments and Risk Management."

      Fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties. In the absence thereof, Energy Holdings utilizes valuation models based on current and historical data.

      The FASB's Derivative Implementation Group has issued tentative guidance regarding certain derivative contracts and eligibility of those contracts for the normal purchases and sales exceptions. Energy Holdings is currently evaluating this tentative guidance in light of its potential impacts on the implementation of SFAS 133 and cannot predict the impact on its financial position or results of operations.

NOTE 18.  SUBSEQUENT EVENTS

      In February 2001, Energy Holdings, in a private placement, issued $400,000,000 of 8.625% Senior Notes due 2008. The proceeds of the sale were used for repayment of short-term debt. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for these Senior Notes in 2001.

      In March 2001, $160,000,000 of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquita Energia, S.A. was refinanced. The offering of senior secured notes was structured in two tranches: $60,000,000 due 2008 at an interest rate of 6.47% and $100,000,000 due 2011 at an interest rate of 6.62%.

      In March 2001, Global reached agreement to purchase a 94% equity stake in SAESA and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). Additionally, Global reached agreement to purchase from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. The SAESA group of companies consists of four distribution companies and one transmission company that provide service in the southern part of Chile. Additionally, SAESA owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. Collectively, the companies serve more than 615,000 customers. The purchase price for Global will total approximately $460,000,000.

      Subsequent to December 31, 2000, Global withdrew from its interest in the Eagle Point Cogeneration Partnership in exchange for a series of payments expected to total up to $290,000,000. These payments are expected to be received over the next five years, subject to certain contingencies. As of December 31, 2000 Global had classified this property as Assets Held for Sale in the amount of $34,984,000.

      California Power Market

      The deregulation of the California power market has produced significant unanticipated results in the past year. The California Public Utility Commission, (CPUC) as part of deregulation, froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits. In the past year, an increase in demand coupled with a reduced supply of power has caused a severe imbalance in the market. Such imbalance has led to unprecedented wholesale prices.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

      As a result of this situation, two major California utilities that are subject to the retail price cap, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers costs paid for power. They have been widely reported to be facing the prospect of insolvency. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations to GWF, Hanford and Tracy.

      Global has partnership interests in seven qualifying facilities (QFs) in California having a combined output of 153 MW (71 MW net). Power from such facilities is sold under long-term energy and capacity contracts to PG&E. The contracts provide for a fixed energy payment for the first 10 years and a capacity payment over the entire contract terms expiring between 2011 and 2021. After the initial 10-year period, energy prices were to change to reflect PG&E's short run avoided cost calculated using a formula based methodology approved by the CPUC. As part of the deregulation, the seller could elect to receive energy payments at the California Power Exchange's (PX) day-ahead zonal market clearing price. As of December 31, 2000, partnership management made such an election for four of the seven facilities, representing approximately 84 MW (37 MW net) until January 19, 2001 when the CPUC deemed that the PX had ceased operating a day ahead market. The remaining three units were never subject to PX pricing. Since that time, the CPUC has ordered that the price to be paid for energy deliveries by QF's electing the PX price shall be based on a cost-based transition formula. The CPUC has conducted proceedings to determine whether the PX price was the appropriate price for the energy component upon which to base payments to QF's that had elected the PX based pricing option. It is possible that the CPUC could order a payment adjustment based on a different energy price determination. A preliminary decision by the CPUC did not find any adjustment to the PX price appropriate. Energy Holdings believes that the PX price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings.

      GWF, Hanford and Tracy, have continued to honor their contractual obligations to PG&E under existing QF contracts. To date, they have refrained from pursuing collection remedies with respect to PG&E's default, and have been actively involved in being part of the solution to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period). On March 27, 2001, the CPUC approved a plan to assure the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since December 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates to help the state utilities recover significantly higher wholesale energy costs. It is expected further that legislation will be developed to enable the California utilities to finance, over a longer term the difference between the wholesale prices that have been paid and the retail prices received during the latter half of 2000. Energy Holdings believes that this should enhance PG&E's ability to make payment of all past due amounts. However, Energy Holdings cannot predict the timing or ultimate outcome of the legislative process, or the payment of amounts due under the contracts with PG&E.

      As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $39,867,000. Of this amount, $8,353,000 had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of $31,514,000. Energy Holdings pro-rata share of this net receivable was $14,983,000.

      As of February 28, 2001, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $47,576,000 adjusted for certain payments received through March 6, 2001. Of this amount, $13,841,000 had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of $33,735,000. Energy Holdings pro-rata share of this net receivable was $16,168,000.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Note 19. SELECTED QUARTERLY DATA (Unaudited)

      The information shown below, in the opinion of Energy Holdings, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

                                                                                  Quarter Ended
                                                             -------------------------------------------------------
2000                                                         March 31       June 30(1)    September 30    December 31
                                                             --------       ---------     ------------    -----------
                                                                                (Thousands In Dollars)
Operating Revenues ......................................    $215,207       $164,413       $182,850       $232,240
Operating Income ........................................      79,021         35,117         67,490        110,196
Net Income ..............................................      31,032            886         27,734         54,315
Earnings/(Losses) Available to Common Stockholder ........     24,780         (5,386)        21,483         49,184



                                                                                   Quarter Ended
                                                             -------------------------------------------------------
1999                                                         March 31       June 30     September 30(2)  December 31
                                                             --------       -------     --------------   -----------
                                                                                (Thousands In Dollars)
Operating Revenues ......................................    $128,673       $139,183       $148,447       $201,470
Operating Income ........................................      54,841         66,017         (2,340)        74,787
Net Income ..............................................      25,473         31,945         24,235         26,346
Earnings Available to Common Stockholder ................      19,221         25,693         17,984         20,094

(1) Second quarter 2000 Earnings/(Losses) Available to Common Stockholder includes a write-down to fair value of certain financial instruments, held by Resources, totaling $12,660,000 on a pre-tax basis.

(2) Third quarter 1999 Operating Income includes a write down of certain equity investments of Global, totaling $43,971,000 on a pre-tax basis. Third quarter 1999 Net Income includes a pre-tax gain on sale of Newark Bay of $69,000,000.

              FINANCIAL STATEMENT RESPONSIBILITY -- ENERGY HOLDINGS

      Management of Energy Holdings is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related notes of Energy Holdings. The consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles. The financial statements reflect estimates based upon the judgment of management where appropriate. Management believes that the consolidated financial statements and related notes present fairly Energy Holdings' financial position and results of operations. Information in other parts of this Annual Report is also the responsibility of management and is consistent with these consolidated financial statements and related notes.

      The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit Energy Holdings' consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche during its audit were valid and appropriate.

      Management has established and maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management's authorization and recorded properly for the prevention and detection of fraudulent financial reporting, so as to maintain the integrity and reliability of the financial statements. The system is designed to permit preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. The concept of reasonable assurance recognizes that the costs of a system of internal accounting controls should not exceed the related benefits. Management believes the effectiveness of this system is enhanced by an ongoing program of continuous and selective training of employees. In addition, management has communicated to all employees its policies on business conduct, safeguarding assets and internal controls.

      The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations of PSEG and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2000, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

      The Board of Directors of PSEG carries out its responsibility of financial overview through its Audit Committee of PSEG, which presently consists of six directors who are not employees of Energy Holdings or any of its affiliates. The PSEG Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee and its individual members at all times.

        Robert J. Dougherty, Jr.                  Bruce E. Walenczyk
              President and                    Vice President - Finance
         Chief Operating Officer            (Principal Financial Officer)

            Derek M. DiRisio
      Vice President and Controller
     (Principal Accounting Officer)

March 23, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PSEG Energy Holdings Inc.:

      We have audited the consolidated balance sheets of PSEG Energy Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(a). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 1998, 1997, and 1996, and the related consolidated statements of income, common stockholder's equity and cash flows for the years ended 1997 and 1996 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements.

      In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 2000 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 23, 2001

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As our sole stockholder, PSEG has the power to control the election of the directors and all other matters submitted for stockholder approval and has control over our management and affairs.

      Following are the executive officers and directors of Energy Holdings:

Executive Officers

      E. JAMES FERLAND has been a Director since June 1989 and was elected Chairman of the Board and Chief Executive Officer of Energy Holdings in June 1989. Age 59. Mr. Ferland has also been Chairman of the Board, President and Chief Executive Officer of PSEG since July 1986 and Chairman of the Board and
Chief Executive Officer of Public Service Electric and Gas Company since September 1991.

      ROBERT J. DOUGHERTY, JR. has been a Director since January 1997 and was elected President and Chief Operating Officer of Energy Holdings in January 1997. Age 49. He was also elected Chairman of the Board of Energy Technologies in 1997. Mr. Dougherty joined Public Service Electric and Gas Company in 1973 and was President of Enterprise Ventures and Services Corporation from February 1995 to December 1996. He was Senior Vice President -- Electric of Public Service Electric and Gas Company from September 1991 to February 1995.

      MICHAEL J. THOMSON was named President and Chief Executive Officer of Global in January 1997. Age 42. Mr. Thomson had served as a Senior Vice President for Global from July 1993 to February 1994 and was Chief Operating Officer from February 1994 to December 1996. Before coming to Global, Mr. Thomson was employed by Energy Holdings beginning in 1990, where he served as Business Strategy Manager and then as Vice President of Business Development and Planning.

      EILEEN A.  MORAN was  elected  President  and Chief  Executive  Officer of
Resources in May 1990. Age 46. She also was elected President and Chief Executive Officer of EGDC in January 1997. Prior to that, Ms. Moran had served as Vice President -- Investments of Resources from 1986. Ms. Moran joined Public Service Electric and Gas Company in 1977.

      STANLEY M. KOSIEROWSKI was named President and Chief Executive Officer of Energy Technologies in June 1999. Age 48. Previously he had been Executive Vice President and Chief Operating Officer of Energy Technologies from February 1999 to June 1999. He had been Vice President -- Customer Operations of Public Service Electric and Gas Company from January 1997 to February 1999. Mr. Kosierowski joined Public Service Electric and Gas Company in 1974 and has held a number of senior management positions.

      BRUCE E. WALENCZYK was elected Vice President -- Finance of Energy Holdings in March 1998. Age 49. He is also a Director and Vice President of PSEG Capital. Prior to joining Energy Holdings, Mr. Walenczyk served as a Managing Director at Paine Webber and Kidder, Peabody & Co., Inc., beginning in January 1991. He had been with Kidder, Peabody since 1983 and was primarily engaged in capital raising and other financial advisory services for a variety of entities including major electric and gas utilities and energy companies.

      DEREK M. DIRISIO was elected Vice President and Controller of Energy Holdings in June 1998. Age 36. He had been Director -- Accounting Services for Energy Holdings since November 1997. Mr. DiRisio joined Public Service Electric and Gas Company in September 1991, where he served in a number of positions in corporate planning and accounting.

Directors

      ROBERT E. BUSCH has been a Director since December 2000. Age 54. He has been Senior Vice President and Chief Financial Officer of Public Service Electric and Gas Company since March 1998. Prior to that, Mr. Busch had been national director of the utility consulting practice of The Hay Group, from 1997 to 1998. He was employed by Northeast Utilities as President of the Energy Resources Group from 1993 to 1996 and as Chief Financial Officer from 1989 to 1993.

      FRANK CASSIDY has been a Director since January 2000. Age 54. He has been President of PSEG Power LLC, a subsidiary of PSEG, since July 1999. Previously he had been President of Energy Technologies from November 1996 to July 1999, Senior Vice President--Fossil Generation of Public Service Electric and Gas Company from February 1995 to November 1996 and Vice President--Transmission Systems of Public Service Electric and Gas Company from November 1989 to February 1995.

      ROBERT C. MURRAY has been a Director since January 2000. Age 55. He has been Vice President and Chief Financial Officer of PSEG since January 1992. He had been Executive Vice President--Finance of Public Service Electric and Gas Company from June 1997 to June 2000 and Senior Vice President and Chief Financial Officer of Public Service Electric and Gas Company from January 1992 to June 1997.

      R. EDWIN SELOVER has been a Director since January 2000. Age 55. He has been Vice President and General Counsel of PSEG since April 1988 and Senior Vice President and General Counsel of Public Service Electric and Gas Company since January 1988.

ITEM 11: EXECUTIVE COMPENSATION

      NOT APPLICABLE

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NOT APPLICABLE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   Financial Statements:

      a. Energy Holdings Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 on page 35.

            Energy Holdings Consolidated Balance Sheets for the years ended December 31, 2000 and 1999 on pages 36 and 37.

            Energy Holdings Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 on page 38.

            Energy Holdings Statements of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998 on page 39.

            Energy Holdings Notes to Consolidated Financial Statements on pages 40 through 64.

(B)   The following documents are filed as a part of this report:

      a.    Energy Holdings Financial Statement Schedules:

            Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000 (page 69).

      Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C) The following exhibits are filed herewith: Exhibit 12: Computation of Ratios of Earning to Fixed Charges. (See Exhibit Index on page 71).

(D) The following reports on Form 8-K were filed during the last quarter of 2000 and the 2001 period covered by this report under Items indicated:

            Date of Report                Items Reported
            --------------                --------------
           March 14, 2001                 Item 5
           October 27, 2000               Item 9
           October 19, 2000               Items 5 and 7

SCHEDULE II

                              PSEG ENERGY HOLDINGS
                Schedule II -- Valuation and Qualifying Accounts
               Years Ended December 31, 2000 -- December 31, 1998

                                        Column B               Column C               Column D        Column E
                                       ---------     ---------------------------    ----------       ----------
                                                              Additions
                                                     ---------------------------
                                       Balance at    Charged to     Charged to                       Balance at
                                       beginning      cost and    other accounts    Deductions-        end of
Description                            of Period      expenses       describe         describe         Period
-----------                            ---------     ---------    --------------    ----------       ----------
                                                                (Thousands of Dollars)
2000:
Allowance for Doubtful Accounts.....     $ 5,228       $    20           --           $  197(A)        $ 5,051
Other Valuation Allowances..........      21,547            --           --               --            21,547

1999:
Allowance for Doubtful Accounts.....     $ 6,091       $   601           --           $1,464(A)        $ 5,228
Other Valuation Allowances..........      10,318        11,229(B)        --               --            21,547

1998:
Allowance for Doubtful Accounts.....     $ 5,172(C)    $ 1,065         $ --           $  146(A)        $ 6,091
Other Valuation Allowances..........      10,318            --           --               --            10,318

(A)   Accounts Receivable written off.

(B)   Increase in valuation allowances for certain properties held by EGDC.

(C) Balance includes a reserve transferred in connection with the dividend of the outstanding stock of PSCRC by PSEG to Energy Technologies.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PSEG ENERGY HOLDINGS INC.

                                          By:  /s/ Robert J. Dougherty, Jr.
                                               ---------------------------------
                                               Robert J. Dougherty, Jr.
                                               President
                                               and Chief Operating Officer

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                          Date
         ---------                      -----                          ----
                             Chairman of the Board
                             and Chief Executive Officer
   /s/ E. James Ferland      (Principal Executive Officer)        March 30, 2001
---------------------------
     E. James Ferland

                             Vice President - Finance
  /s/ Bruce E. Walenczyk     (Principal Financial Officer)        March 30, 2001
---------------------------
    Bruce E. Walenczyk

                             Vice President and Controller
   /s/ Derek M. DiRisio      (Principal Accounting Officer)       March 30, 2001
---------------------------
     Derek M. DiRisio

    /s/ Robert E. Busch      Director                             March 30, 2001
---------------------------
      Robert E. Busch

     /s/ Frank Cassidy       Director                             March 30, 2001
---------------------------
       Frank Cassidy

/s/ Robert J. Dougherty, Jr  Director                             March 30, 2001
---------------------------
  Robert J. Dougherty, Jr

   /s/ Robert C. Murray      Director                             March 30, 2001
---------------------------
     Robert C. Murray

   /s/ R. Edwin Selover      Director                             March 30, 2001
---------------------------
     R. Edwin Selover

Exhibit Index

      Certain Exhibits previously filed with the Commission are indicated as set forth below. Such Exhibits are not being refilled, but are included because inclusion is desirable for convenient reference.

  Exhibit
   Number                               Description
   ------                               -----------
   3.1        -    Certificate of Incorporation, as amended

   3.2        -    By-Laws.

   4.1        -    Indenture dated October 8, 1999 between  Energy  Holdings and
                   First Union National Bank.

    12        -    Statement regarding computation of ratios of earnings.