Form 10-Q
period 2001-03-31
PSEG ENERGY HOLDINGS INC
filed 2001-05-15
CIK 1089206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


Commission            Registrant, State of Incorporation,      I.R.S. Employer
File Number              Address, and Telephone Number        Identification No.
------------   --------------------------------------------   ------------------
 000-32503                  PSEG ENERGY HOLDINGS INC.             22-2983750
                           (A New Jersey Corporation)
                                80 Park Plaza-T22
                          Newark, New Jersey 07102-4194
                                  973-456-3581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Registrant is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction H
(1) (a) and (b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================
                                TABLE OF CONTENTS


                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements.....................................   2

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings........................................  19

   Item 6. Exhibits and Reports on Form 8-K.........................  19

   Signature........................................................  20

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                        For the Quarters Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                       2001                2000
                                                                                   --------------     ---------------
OPERATING REVENUES
   Income from Joint Ventures and Partnerships..............................           $   33             $   30
   Energy Service Revenues..................................................               97                 70
   Energy Supply Revenues...................................................                -                 37
   Income from Capital and Operating Leases.................................               47                 38
   Gain on Withdrawal from Partnership......................................               51                  -
   Net Investment Gains (Losses)............................................              (15)                31
   Other....................................................................                7                 12
                                                                                   --------------     ---------------
       Total Operating Revenues.............................................              220                218
                                                                                   --------------     ---------------
OPERATING EXPENSES
   Cost of Energy Sales.....................................................                -                 34
   Restructuring Charge.....................................................                -                  6
   Operation and Maintenance................................................               93                 65
   Depreciation and Amortization............................................                5                  3
   Administrative and General...............................................               28                 31
                                                                                   --------------     ---------------
       Total Operating Expenses.............................................              126                139
                                                                                   --------------     ---------------
OPERATING INCOME...........................................................                94                 79
OTHER INCOME ...............................................................                2                  1
INTEREST EXPENSE-NET........................................................              (33)               (35)
                                                                                   --------------     ---------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE.....................................................               63                 45
INCOME TAXES................................................................              (10)               (14)
                                                                                   --------------     ---------------
INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE.....................................................               53                 31
EXTRAORDINARY LOSS ON EARLY RETIREMENT
   OF DEBT (NET OF TAX OF $1)...............................................               (2)                 -
CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE.....................................................                9                  -
                                                                                   --------------     ---------------
NET INCOME..................................................................               60                 31
Preferred Stock Dividend Requirements.......................................               (6)                (6)
                                                                                   --------------     ---------------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED..........           $   54             $   25
                                                                                   ===============     ===============

See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                         (Unaudited)
                                                                                          March 31,              December 31,
                                                                                            2001                     2000
                                                                                     --------------------      -----------------
CURRENT ASSETS
   Cash and Cash Equivalents...................................................           $    45                   $    22
   Accounts Receivable:
     Trade.....................................................................               156                       137
     Allowance for Doubtful Accounts...........................................                (9)                       (5)
     Other.....................................................................                 8                         4
     Affiliated Companies......................................................                16                        64
   Notes Receivable............................................................                56                        23
   Assets Held for Sale........................................................                13                        48
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.                32                        27
   Other Current Assets........................................................                 6                         7
                                                                                     --------------------      -----------------
       Total Current Assets....................................................               323                       327
                                                                                     --------------------      -----------------
PROPERTY, PLANT AND EQUIPMENT
   Real Estate.................................................................               107                       103
   Property, Plant and Equipment...............................................                63                        69
    Construction in Progress...................................................               316                       172
                                                                                     --------------------      -----------------
        Total..................................................................               486                       344
   Accumulated Depreciation and Amortization...................................               (53)                      (51)
                                                                                     --------------------      -----------------
       Net Property, Plant and Equipment.......................................               433                       293
                                                                                     --------------------      -----------------

INVESTMENTS
   Capital Leases - Net........................................................             2,279                     2,253
   Corporate Joint Ventures....................................................             1,615                     1,584
   Partnerships Interests......................................................               595                       575
   Other Investments...........................................................                77                        71
                                                                                     --------------------      -----------------
       Total Investments.......................................................             4,566                     4,483
                                                                                     --------------------      -----------------

OTHER ASSETS...................................................................               146                        95
                                                                                     --------------------      -----------------

   TOTAL ASSETS................................................................            $5,468                    $5,198
                                                                                     ====================      =================
See Notes to Consolidated Financial Statements.




                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                       (Unaudited)
                                                                                        March 31,               December 31,
                                                                                           2001                     2000
                                                                                    -------------------      --------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year........................................             $  174                   $  267
   Short-Term Debt...........................................................                126                       91
   Accounts Payable:
     Trade...................................................................                 64                       54
     Taxes..................................................................                   6                        5
     Interest...............................................................                  46                       31
     Other...................................................................                 36                       32
     Affiliated Companies....................................................                  2                        5
   Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts                 22                       18
   Notes Payable.............................................................                  -                      392
                                                                                    -------------------      --------------------
       Total Current Liabilities.............................................                476                      895
                                                                                    -------------------      --------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC.............................................              1,076                    1,071
   Other Noncurrent Liabilities..............................................                 74                       28
                                                                                    -------------------      --------------------
       Total Noncurrent Liabilities..........................................              1,150                    1,099
                                                                                    -------------------      --------------------

COMMITMENTS AND CONTINGENT LIABILITIES.......................................                  -                        -
                                                                                    -------------------      --------------------

MINORITY INTERESTS...........................................................                 26                       23
                                                                                    -------------------      --------------------

CAPITALIZATION
   LONG-TERM DEBT............................................................              2,034                    1,432
                                                                                    -------------------      --------------------

   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares........................................                  -                        -
     Preferred Stock.........................................................                509                      509
     Additional Paid-in Capital..............................................              1,090                    1,090
     Retained Earnings.......................................................                404                      353
     Accumulated Other Comprehensive Loss....................................               (221)                    (203)
                                                                                    -------------------      --------------------
       Total Stockholder's Equity............................................              1,782                    1,749
                                                                                    -------------------      --------------------

TOTAL LIABILITIES AND CAPITALIZATION.........................................             $5,468                   $5,198
                                                                                    ===================      ====================
See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                                        For the Quarters Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                     2001                    2000
                                                                                ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.............................................................         $   60                   $   31
   Adjustments to Reconcile Net Income to Net Cash Flows from
      Operating Activities:
     Depreciation and Amortization........................................              3                        6
     Deferred Income Taxes (Other than Leases)............................            (15)                       8
     Leveraged Lease Income, Adjusted for Rents Received..................              2                      (19)
     Investment Distributions.............................................             36                       12
     Undistributed Earnings from Affiliates...............................            (25)                     (11)
     Net Gains on Investments.............................................            (37)                     (31)
     Proceeds from Withdrawal from Partnership............................             50                        -
     Change in Derivative Fair Value......................................             (1)                       -
     Cumulative Effect of a Change in Accounting Principle................             (9)                       -
     Non-Cash Portion of Restructuring Charge.............................              -                        5
     Net Changes in Certain Current Assets and Liabilities:
       Accounts Receivable...............................................               6                      (79)
       Accounts Payable...................................................             52                       36
       Interest Payable...................................................              6                       29
     Other................................................................             (9)                       6
                                                                                ---------------          --------------
     Net Cash Provided by (Used in) Operating Activities..................            119                       (7)
                                                                                ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Investments in) Return of Capital from Partnerships and Joint Ventures            (92)                       3
   Investments in Capital Leases..........................................              -                      (74)
   Additions to Property, Plant and Equipment.............................             (9)                      (3)
   Acquisitions, Net of Cash Provided.....................................            (18)                     (13)
   Proceeds from Sales of Capital Leases..................................              -                        8
   Other..................................................................             (5)                       6
                                                                                ---------------          --------------
     Net Cash Used in Investing Activities................................           (124)                     (73)
                                                                                ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Decrease in Short-Term Debt.......................................           (386)                    (228)
    Net Increase (Decrease) in Short-Term Intercompany Borrowings.........             29                       (2)
    Proceeds from Long-Term Debt..........................................            554                      298
    Repayment of Long-Term Debt...........................................           (160)                       -
    Cash Dividends Paid...................................................             (9)                      (8)
                                                                                ---------------          --------------
     Net Cash Provided by Financing Activities............................             28                       60
                                                                                ---------------          --------------
Net Change in Cash and Cash Equivalents...................................             23                      (20)
Cash and Cash Equivalents at Beginning of Period..........................             22                       43
                                                                                ---------------          --------------
Cash and Cash Equivalents at End of Period................................         $   45                   $   23
                                                                                ===============          ==============

Supplemental Disclosure of Cash Flow Information:
     Cash Payments During the Period for:
       Income Tax.........................................................        $     2                  $     5
       Interest...........................................................        $     7                  $     5

Non-Cash Financing Activities:
       Debt Assumed with Companies Acquired...............................        $    92                  $     9

See Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Basis of Presentation

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

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 2000 Annual Report on Form 10-K. These Notes update and supplement matters discussed in the 2000 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Financial Instruments and Risk Management

Equity Securities

     Resources has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at March 31, 2001 and December 31, 2000 were $65 million and $115 million, respectively. The decrease in fair value was primarily due to the sale of its interest in FleetBoston Financial Corporation which had a book value of $30 million on December 31, 2000 and lower valuation of publicly traded equity securities within Resources' leveraged buyout funds. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $5 million and $9 million at March 31, 2001 and December 31, 2000, respectively.

Foreign Currencies

     As of March 31, 2001, Global and Resources had international assets of approximately $2.023 billion and $1.210 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Germany, China and New Zealand with associated revenues denominated in U.S. dollars ($US) and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Peru, Poland, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the $US, there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and other comprehensive income, a separate component of stockholder's equity. As of March 31, 2001, net foreign currency devaluations have reduced the reported amount of Energy Holdings' total stockholder's equity by $205 million, $154 million of which was caused by the devaluation of the Brazilian Real.

Interest Rates

     Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Its policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2001, a hypothetical 10% change in market interest rates would result in a $2 million change in annual interest costs related to short-term and floating rate debt at Energy Holdings.

Credit Risk

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

     As a result of this situation, two major California utilities that are subject to the retail price cap, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers costs paid for power. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations to three of Global's joint ventures, GWF, Hanford and Tracy. On April 6, 2001, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     GWF, Hanford and Tracy have continued to honor their contractual obligations to PG&E under existing qualifying facility (QF) contracts. To date, they have refrained from pursuing collection remedies with respect to PG&E's default and have been actively involved in being part of the solution to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period). On March 27, 2001, the CPUC approved a plan to assure that the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since December 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates to help the state's utilities recover significantly higher wholesale energy costs. It is expected further that legislation will be developed to enable the California utilities to finance, over a longer term, the difference between the wholesale prices that have been paid and the retail prices received during the latter half of 2000. On April 11, 2001, management at Global's project affiliates received a letter from PG&E addressed to QF owners stating that they intended to pay the QFs for power delivered commencing April 6, 2001 at 9:00 A.M. (the date and time of their bankruptcy petition). On April 17, 2001 and May 2, 2001, the project affiliates received $3 million and $5 million respectively, from PG&E representing payments for all energy delivered for the period from the time of the bankruptcy petition through April 30, 2001. Global cannot predict the timing or ultimate outcome of the legislative process, or the payment of future amounts by PG&E.

     As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to approximately $40 million. Of this amount, approximately $8 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $32 million. Global's pro-rata share of this net receivable was approximately $15 million.

     As of April 6, 2001, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $20 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $42 million. Global's pro-rata share of this net receivable was approximately $20 million.

Note 3.  Income Taxes

     Energy Holdings' effective tax rate was 22% and 32% for the quarters ended March 31, 2001 and 2000, respectively. Energy Holdings' effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the imposition of state taxes and the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings. Energy Holdings does not consolidate foreign projects and there is no foreign income tax reflected in income tax expense in Energy Holdings' consolidated financial statements at March 31, 2001.

Note 4.  Financial Information by Business Segments

     Information related to the segments of Energy Holdings' business is detailed below:


-----------------------------------------------------------------------------------------------------------------

                                                                          Energy                     Consolidated
                                              Global      Resources    Technologies    Other (A)        Total
                                            ------------ -----------------------------------------  -------------

                                                                   (Millions of Dollars)

For the Quarter Ended
   March 31, 2001:
   Total Operating Revenues                    $   84       $   33         $  102        $    1        $  220
   Extraordinary Loss on
     Early Retirement of Debt.............     $   (2)      $   --         $   --        $   --        $   (2)
   Cumulative Effect of a Change in
     Accounting Principle.................     $    9       $   --         $   --        $   --        $    9
   Segment Net Income (Loss) Available to
   PSEG...................................     $   55       $    3         $   (3)       $   (1)       $   54

   For the Quarter Ended
   March 31, 2000:
   Total Operating Revenues...............     $   38       $   66         $  113        $    1        $  218
   Segment Net Income (Loss) Available to
   PSEG...................................     $    4       $   27         $   (6)       $   --        $   25

   As of March 31, 2001:
   Total Assets...........................     $2,542       $2,547         $  330        $   49        $5,468

   As of December 31, 2000:
   Total Assets...........................     $2,271       $2,564         $  312        $   51        $5,198

 ------------------------------------------------------------------------------------------------------------------

(A)  Other  activities  include amounts  applicable to Energy  Holdings  (parent
     corporation),   Enterprise  Group  Development  Corporation,  PSEG  Capital
     Corporation and intercompany eliminations.

     Geographic information for Energy Holdings is disclosed below.




                                                    Revenues (1)                        Identifiable Assets
                                             ----------------------------         ---------------------------------
                                               For the Quarters Ended                          As of
                                                     March 31,                     March 31,          December 31,
                                             ----------------------------
                                                2001            2000                 2001                2000
                                             ------------     -----------         -------------      --------------
                                               (Millions of Dollars)                   (Millions of Dollars)

United States.............................      $169             $170                $2,235                $2,208
Foreign Countries (2).....................        51               48                 3,233                 2,990
                                             ------------     -----------          ---------           ----------
Total.....................................      $220             $218                $5,468                $5,198
                                             ============     ===========          =========           ==========

Identifiable investments in foreign countries include:

   Netherlands..............................                                         $  825               $   815
   Chile and Peru (3).......................                                            550                   520
   Argentina ...............................                                            485                   470
   Brazil (4)...............................                                            293                   295
   Other....................................                                          1,080                   890
                                                                                   --------            ----------
Total.......................................                                         $3,233                $2,990
                                                                                   ========            ==========

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(229) million (pre-tax) as of March 31, 2001 and $(225) million (pre-tax) as of December 31, 2000.

(3) Amount is net of foreign currency translation adjustment of $(43) million (pre-tax) as of March 31, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4) Amount is net of foreign currency translation adjustment of $(171) million (pre-tax) as of March 31, 2001 and $(167) million (pre-tax) as of December 31, 2000.

Note 5.  Accounting Matters

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change in tandem with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income and subsequently reclassified into Earnings along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in Earnings immediately.

     Additionally, contracts that do not in their entirety meet the definition of a derivative instrument, may contain implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. These implicit or explicit terms are considered "embedded derivatives." The effect of embedding a derivative instrument in another type of contract is that some or all of the cash flows or other exchanges that otherwise would be required by the contract, will be modified based on one or more underlyings. Embedded derivative instruments are required to be accounted for as a derivative instrument in accordance with SFAS 133 if certain criteria are met.

     Energy Holdings does not have any fair value hedges, nor does it hold any derivative that are not designated as hedges.

     The nature of Energy Holdings' business activities involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. Energy Holdings' policy is to use derivative financial instruments to manage certain of those risks, consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices for all of its subsidiaries, including Energy Holdings and its subsidiaries. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, Energy Holdings' recorded a cumulative effect from adopting this accounting change, as follows:


                                                                           Earnings               Other
                                                                                              Comprehensive
                                                                                                  Income
                                                                         --------------    --------------------
                                                                                (Millions of Dollars)
Fair value of derivatives................................................    $22.7              $(41.0)
Income tax effects.......................................................     (7.9)               14.4
Minority interests effects...............................................     (6.0)               11.5
                                                                           -----------      ----------------
Total cumulative effect of a change in accounting principle..............   $  8.8              $(15.1)
                                                                         -----------      ----------------

     The cumulative effect on earnings comprised one significant element associated with a Power Purchase Agreement (PPA) that a Global affiliate entered into and that provides for indexation of foreign currencies to the $US over the tariff collection period. The indexation provides for an increased amount of foreign currency to be provided to the affiliated entity in the event of currency devaluation.

     The indexation portion of the PPA is considered an embedded derivative and has been recognized and valued separately as a derivative instrument. As currencies devalue/revalue in relation to the $US, the derivative increases/decreases in value equal to the discounted present value of additional units of foreign currency (measured in $US) over the life of the PPA. This increased/decreased value is reported on the balance sheet as an asset/liability. To the extent that such indexation is provided to hedge foreign currency debt exposure, the offsetting amount is recorded in Other Comprehensive Income. Amounts will be amortized from Other Comprehensive Income to Earnings over the life of the debt upon commercial operation of the project, expected to occur in the fourth quarter of 2001. To the extent such indexation is provided to hedge an equity return in $US, the offsetting amount is recorded in Earnings. The total value of this embedded derivative was recorded on January 1, 2001 as a transition adjustment to Earnings as required by SFAS 133. All changes in fair value of this embedded derivative recorded subsequent to January 1, 2001 impact both Other Comprehensive Income and Earnings, as described above.

     The cumulative effect on Other Comprehensive Income was attributable to marking to market interest rate swaps used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements and will be recognized contemporaneously in Earnings in future periods by offsetting lower interest expense associated with the hedged items.

     A reconciliation of current period changes, net of applicable income taxes, in the separate component of Other Comprehensive Income follows.


                                                         (Millions of Dollars)
Transition adjustment as of January 1, 2001.......            $(15.1)
Current period declines in fair value - net.......              (0.5)
Reclassification to earnings - net................               0.1
                                                          --------------

Balance at March 31, 2001.........................            $(15.5)
                                                          --------------

     As of March 31, 2001 the fair values of Energy Holdings' derivative assets and liabilities were $31 million and $46 million, respectively. The fair values of such derivative assets and liabilities were recorded on the consolidated balance sheet in Other Assets and Other Noncurrent Liabilities, respectively.

Additional disclosures required by SFAS No. 133 are provided in the following paragraphs.

     Hedges of Future Cash Flows

     The ineffective portion of changes in fair values of interest rate swaps, reported in first quarter earnings, amounted to $0.6 million, net of income taxes and minority interest. This amount was recorded in Other Income.

     Of the $(15.1) million recorded in equity at January 1, 2001, $0.1 million, net of income taxes and minority interest, was reclassified to earnings during the first quarter of 2001. Of the $(15.5) million recorded in equity at March 31, 2001, $0.7 million, net of income taxes and minority interest, is expected to be reclassified to earnings over the twelve month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

     At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was 20 years subsequent to the commencement of commercial operation of the electric generation facility in Rades, Tunisia, expected to occur in the fourth quarter of 2001.

     Hedges of Recognized Assets, Liabilities and Firm Commitments - Embedded Derivative

     The change in fair value of the indexation in the PPA, related to the hedge of equity return in $US reported in first quarter earnings, amounted to $1 million, net of income taxes and minority interest.

     The FASB's Derivative Implementation Group has issued tentative guidance regarding certain derivative contracts and eligibility of those contracts for the normal purchases and sales exceptions. The ultimate resolution of these issues could result in a requirement to mark certain power and fuel agreements, entered into by subsidiaries of Energy Holdings, to their fair values each reporting period. Energy Holdings and its subsidiaries are currently evaluating this tentative guidance in light of its potential impacts on the implementation of SFAS 133 and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

Note 6.  Comprehensive Income


                                                                                             For the Quarters Ended
                                                                                                   March 31,
                                                                                           ---------------------------
                                                                                               2001            2000
                                                                                           ------------    -----------
                                                                                             (Millions of Dollars)
Net income available to PSEG.........................................................       $  53.9         $  24.8
Currency translation adjustments (net of tax of $0.2 and
    $(3.1) for 2001 and 2000, respectively)..........................................          (2.1)           27.8
Cumulative effect of a change in accounting principle (net of tax of $14.4 and
    minority interest of $11.5)......................................................         (15.1)            -
Current period declines in fair value of derivative instruments - net................          (0.5)            -
Reclassifications to earnings - net..................................................           0.1             -
Unrealized losses on marketable securities...........................................           -              (0.1)
                                                                                           -----------     -----------
Comprehensive income.................................................................       $  36.3         $  52.5
                                                                                           ===========     ===========

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Energy Holdings' 2000 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of Energy Holdings and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of Energy Holdings and should be read in conjunction with such Statements and Notes.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Energy Holdings adopted SFAS 133 effective January 1, 2001. See Note 5 of Notes to the Consolidated Financial Statements.


Results of Operations

Energy Holdings -- Revenues

     Revenues increased $2 million to $220 million from $218 million for the quarter ended March 31, 2001 as compared to the same period in 2000. Revenues in 2001 were favorably impacted by Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership in exchange for a series of payments through 2005, expected to total up to $290 million. Global realized an increase in revenues of $46 million for the quarter ended March 31, 2001, as compared to the same period in 2000, almost entirely related to the withdrawal from the Eagle Point Cogeneration Partnership. In addition, revenues were further enhanced by an increase of $9 million due to higher leveraged lease income from continued investment by Resources in such financing transactions. These increases were partially offset by lower Net Investments Gains (Losses) of $46 million primarily due to a net decrease in the carrying value of publicly traded equity securities in Resources' leveraged buyout funds.

Energy Holdings -- Operating Expenses

     Operating expenses decreased $13 million to $126 million from $139 million for the quarter ended March 31, 2001 as compared to the same period in 2000. The decrease was primarily due to lower operating expenses experienced as a result of restructuring initiatives undertaken at Energy Technologies. In the first quarter of 2000, Energy Holdings recorded a restructuring charge of $6.6 million associated with such restructuring initiatives.

Energy Holdings -- Net Interest Expense and Preferred Dividends

     Net Interest Expense and Preferred Dividends decreased $2 million to $39 million from $41 million for the quarter ended March 31, 2001 as compared to the same period in 2000. The decrease was primarily due to interest income earned from a note receivable recorded in connection with the withdrawal from the Eagle Point Cogeneration Partnership and from interest earned on a loan to Texas Independent Energy, L.P. (TIE), a 50/50 joint venture of Global and Panda Energy International.

     At March 31, 2001 and December 31, 2000, Energy Holdings had total debt outstanding of $2.334 billion and $2.182 billion, respectively, of which $466 million and $354 million is non-recourse to Energy Holdings, Global, Resources and Energy Technologies, respectively. The increase of $152 million in outstanding debt for the quarter ended March 31, 2001 was primarily related to the non-recourse debt associated with consolidation of the investment in Tanir Bavi Power Company Private Ltd. and the continued drawdown of the loan facility and working capital facility agreement by Elektrocieplownia Chorzow ELCHO sp. z o.o. Both projects are currently under construction (as discussed below) and accordingly interest related to such borrowings is capitalized.

Energy Holdings - Earnings Before Interest and Taxes (EBIT) Contribution

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

                                                  For the Quarters Ended
                                                         March 31,
                                             --------------------------------
                                                 2001                 2000
                                             ------------    ----------------
                                                       (Millions of Dollars)
EBIT:
     Global.............................      $    73             $    26
     Resources..........................           29                  63
     Energy Technologies................           (5)                 (8)
     Other..............................           (2)                 (1)
                                             ------------     ---------------
Total EBIT..............................      $    95             $    80
                                             ============     ===============

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

     In the fourth quarter of 2000, Global increased its interest in an electric generation facility under construction in Tunisia from 35% to 60% and completed project financing for a 90% economic interest in a power plant currently under construction in Poland. In the first quarter of 2001, Global increased its interest in an electric generation facility, currently under construction in India from 49% to 74%. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

Summary Results - Global
                                               For the Quarters Ended
                                                      March 31,
                                               ------------------------
                                                 2001           2000
                                               ---------       --------
                                                (Millions of Dollars)
Revenues...............................         $  84           $  38
Expenses...............................            13              13
                                               ---------       --------
Operating Income.......................            71              25
Other Income...........................             2               1
                                               ---------       --------
EBIT...................................         $  73           $  26
                                               =========       ========

     Global's EBIT contribution increased $47 million for the quarter ended March 31, 2001 from the comparable period in 2000. The increase was primarily due to increased revenues of $46 million, of which $45 million related to Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership.

         Resources

     Resources earns its leveraged lease revenues primarily from rental payments and tax benefits associated with such transactions. As a passive investor in limited partnership project financing transactions, Resources recognizes revenue from its pro-rata share of the income generated by these investments. As an owner of beneficial interests in two leveraged buyout funds, Resources recognizes revenue as the share prices of public companies in the leveraged buyout funds fluctuate. In addition, revenue is recognized as companies in the fund distribute dividend income through the fund to the investors and as the fund liquidates its holdings.

Summary Results - Resources
                                              For the Quarters Ended
                                                     March 31,
                                              ------------------------
                                                2001           2000
                                              ---------       --------
                                               (Millions of Dollars)
Revenues...............................        $  33           $  66
Expenses...............................            4               3
                                              ---------       --------
Operating Income and EBIT..............        $  29           $  63
                                              =========       ========

     Resources' EBIT contribution decreased $34 million for the quarter ended March 31, 2001 from the comparable period in 2000. The decrease was primarily due to lower Net Investment Gains (Losses) of $46 million, of which $42 million resulted from a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds. This decrease was partially offset by an increase of $9 million due to higher leveraged lease income from continued investment by Resources in such financing transactions.

         Energy Technologies

     Energy Technologies earns its revenues from providing energy-related engineering, consulting and mechanical contracting services to and constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States.

Summary Results - Energy Technologies

                                                     For the Quarters Ended
                                                            March 31,
                                                     ------------------------
                                                        2001           2000
                                                     ---------       --------
                                                      (Millions of Dollars)
Revenues.....................................          $102            $113
Expenses.....................................           107             121
                                                     ---------       --------
Operating Income and EBIT....................         $  (5)          $  (8)
                                                     =========       ========

     Energy Technologies' EBIT contribution increased $3 million for the quarter ended March 31, 2001 from the comparable period in 2000, primarily due to lower operating expenses. In the first quarter of 2000, Energy Technologies recorded a restructuring charge of $6.6 million. In the first quarter of 2001, Energy Technologies began to benefit from lower expenses realized as a result of this restructuring initiative. Partially offsetting this improvement was a reduction in revenues related to the exit from the electric and gas commodity business.

Liquidity and Capital Resources

     It is intended that Global and Resources will continue to provide the earnings and cash flow for Energy Holdings' long-term growth. Resources' investments are designed to produce immediate cash flow and earnings that enable Global and Energy Technologies to focus on longer investment horizons. During the next five years, Energy Holdings will need material amounts of capital to fund its planned growth. In addition to cash generated from operations, Energy Holdings' growth will be funded through external financings and equity infusions from PSEG.

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

     Regulatory Restrictions

     As a result of a 1992 BPU proceeding concerning the impact of PSEG's non-utility investments on Public Service Electric And Gas Company (PSE&G) businesses (Focused Audit), the New Jersey Board of Public Utilities (BPU) approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of December 31, 2000, these assets were in excess of the 20% limit and such notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

     The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% and that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. In March 2000, PSE&G submitted a letter to the BPU notifying the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. Energy Holdings believes that, if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. In addition, if PSEG were no longer exempt under the Public Utility Holding Company Act, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. Energy Holdings believes, however, that this would not have a material adverse impact on its financing and investing activities.

Capital Requirements

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the quarter ended March 31, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $124 million. These investments included $59 million by Global, primarily related to incremental investments in certain existing generation and distribution projects including those in operation and currently under construction. In addition, Global loaned $60 million to TIE. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

     In March 2001, Global reached agreement to purchase a 94% equity stake in Sociedad Austral de Electricidad S.A. (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). Additionally, Global reached agreement to purchase from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. The SAESA group of companies consists of four distribution companies and one transmission company that provide service in the southern part of Chile. Additionally, SAESA owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. Collectively, the companies serve more than 615,000 customers. The purchase price for Global will total approximately $460 million.

     In May 2001, Resources closed its investment of $140 million in a leveraged lease financing of two electric power stations in the United States.


External Financings

     On March 31, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $165 million 364-day revolving credit facility. The interest rate on these facilities is based on LIBOR and the average borrowing rate at Energy Holdings' current rating level is 1.375% over the one, three or six month LIBOR rate. The revolving credit facilities also permit shorter term base rate borrowings at the prime rate. The five-year facility also permits up to $250 million of letters of credit to be issued. The five-year facility matures on May 12, 2004 and the 364-day facility which matured on May 9, 2001, was extended to May 8, 2002 and increased to $200 million. At December 31, 2000, Energy Holdings had $329 million outstanding under the revolving credit facilities.

     In February 2001, Energy Holdings, in a private placement, issued $400 million of 8.625% Senior Notes due 2008. The net proceeds from the sale were used for repayment of the revolving credit facilities. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2001. On March 31, 2001, Energy
Holdings had no outstanding balances under its existing revolving credit facilities.

     In March 2001, $160 million of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquinta
Energia, S.A. was refinanced. The private placement offering by Chilquinta Energia Finance Co. LLC, a Global affiliate, of senior secured notes was structured in two tranches: $60 million due 2008 at an interest rate of 6.47% and $100 million due 2011 at an interest rate of 6.62%.

Foreign Operations

     As of March 31, 2001, Global and Resources had approximately $2.023 billion and $1.210 billion, respectively, of international assets. As of March 31, 2001, foreign assets represented 59% of Energy Holdings' consolidated assets and the revenues related to those foreign assets contributed 23% to consolidated revenues for the quarter ended March 31, 2001. For discussion of Global's foreign currency risk, see Note 5. Financial Instruments and Risk Management.

     In April 2001, Global announced that the PPN Generation Station located in India began commercial operations. The 330 MW combined-cycle plant is currently being run on naphtha and will switch to a mixture of naphtha and natural gas as offshore gas wells are completed. The Tamil Nadu Electricity Board will purchase the entire output of the plant under a PPA.

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

     In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following, some of which relate to Energy Holdings indirectly as a result of their potential impact upon PSEG or PSE&G:

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

o    political and foreign currency risks;

o    sales retention and growth potential in a mature PSE&G service territory;

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of Energy Holdings' 2000 Annual Report on Form 10-K.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

Exhibit Number              Document
---------------             ----------------------------------------------------
12                          Computation of Ratios of Earnings to Fixed Charges


(B)  Reports on Form 8-K:

Date of Report              Item Reported
---------------             ----------------------------------------------------
March 14, 2001              Item 5

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)


                                By: Derek DiRisio
                        -------------------------------
                                  Derek DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: May 15, 2001