Form 10-Q
period 2001-06-30
PSEG ENERGY HOLDINGS INC
filed 2001-08-09
CIK 1089206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                                 OR
[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to
                                              -------   -------

  COMMISSION      REGISTRANT, STATE OF INCORPORATION,       I.R.S. EMPLOYER
  FILE NUMBER        ADDRESS, AND TELEPHONE NUMBER        IDENTIFICATION NO.
--------------------------------------------------------------------------------

   000-32503           PSEG ENERGY HOLDINGS INC.              22-2983750
                       (A New Jersey Corporation)
                           80 Park Plaza-T22
                     Newark, New Jersey 07102-4194
                              973-456-3581
                          HTTP://WWW.PSEG.COM

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


                                TABLE OF CONTENTS


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements ...........................................   1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................  13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings ..............................................  20

   Item 5. Other Information ..............................................  20

   Item 6. Exhibits and Reports on Form 8-K ...............................  20

   Signature ..............................................................  21

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                  JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                               2001     2000     2001     2000
                                                              -----    -----    -----    -----
OPERATING REVENUES
   Income from Joint Ventures and Partnerships ............   $  28    $  31    $  61    $  61
   Energy Service Revenues ................................     105       80      203      150
   Energy Supply Revenues .................................      --       21       --       58
   Income from Capital and Operating Leases ...............      51       37       98       75
   Interest and Dividend Income ...........................       9        2       14        4
   Gain on Withdrawal from Partnership ....................      --       --       51       --
   Net Investment Gains (Losses) ..........................      (1)     (12)     (15)      18
   Other ..................................................       7        8       12       19
                                                              -----    -----    -----    -----
       Total Operating Revenues ...........................     199      167      424      385
                                                              -----    -----    -----    -----
OPERATING EXPENSES
   Cost of Energy Sales ...................................      --       25       --       58
   Restructuring Charge ...................................      --       --       --        7
   Operation and Maintenance ..............................     104       75      199      140
   Depreciation and Amortization ..........................       4        3        7        6
   Administrative and General .............................      37       29       65       60
                                                              -----    -----    -----    -----
       Total Operating Expenses ...........................     145      132      271      271
                                                              -----    -----    -----    -----
OPERATING INCOME ..........................................      54       35      153      114
OTHER INCOME ..............................................       1       --        3        2
INTEREST EXPENSE - NET ....................................     (37)     (36)     (75)     (72)
                                                              -----    -----    -----    -----
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE ...................................      18       (1)      81       44
INCOME TAXES ..............................................      (1)       1      (11)     (13)
Minority Interests ........................................      --        1       --        1
                                                              -----    -----    -----    -----
INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE ...................................      17        1       70       32
Extraordinary Loss on Early Retirement of Debt (net of tax)      --       --       (2)      --
Cumulative Effect of a Change in Accounting Principle (net of
tax)                                                             --       --        9       --
                                                              -----    -----    -----    -----
NET INCOME ...................................................   17        1       77       32
Preferred Stock Dividend Requirements.........................   (5)      (6)     (11)     (13)
                                                              -----    -----    -----    -----
EARNINGS (LOSS) AVAILABLE TO PUBLIC
   SERVICE ENTERPRISE GROUP INCORPORATED......................$  12    $  (5)   $  66    $  19
                                                              =====    =====    =====    =====


See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)


                                                                                   (UNAUDITED)
                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       2001         2000
                                                                                   -----------   ------------
CURRENT ASSETS
   Cash and Cash Equivalents ....................................................    $    24      $    22
   Accounts Receivable:
     Trade, net of allowance for doubtful accounts -- 2001, $10; 2000, $5                184          132
     Other ......................................................................          1            4
     Affiliated Companies .......................................................         53           64
   Notes Receivable .............................................................         41           23
   Assets Held for Sale .........................................................         13           48
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ..         32           27
   Other Current Assets .........................................................         19            7
                                                                                     -------      -------
       Total Current Assets .....................................................        367          327
                                                                                     -------      -------

PROPERTY, PLANT AND EQUIPMENT
   Real Estate ..................................................................        109          103
   Property, Plant and Equipment ................................................        341           69
   Construction in Progress .....................................................        374          172
                                                                                     -------      -------
        Total ...................................................................        824          344
   Accumulated Depreciation and Amortization ....................................       (104)         (51)
                                                                                     -------      -------
       Net Property, Plant and Equipment ........................................        720          293
                                                                                     -------      -------

INVESTMENTS
   Capital Leases - Net .........................................................      2,717        2,253
   Corporate Joint Ventures .....................................................      1,555        1,584
   Partnerships Interests .......................................................        634          575
   Other Investments ............................................................         74           71
                                                                                     -------      -------
       Total Investments ........................................................      4,980        4,483
                                                                                     -------      -------

OTHER ASSETS ....................................................................        173           95
                                                                                     -------      -------

   TOTAL ASSETS .................................................................    $ 6,240      $ 5,198
                                                                                     =======      =======

See Notes to Consolidated Financial Statements

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (MILLIONS OF DOLLARS)

                                                                                   (UNAUDITED)
                                                                                     JUNE 30,   DECEMBER 31,
                                                                                       2001         2000
                                                                                   -----------  ------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year........................................       $  242          $  267
   Short-Term Borrowings Due to PSEG.........................................          230              --
   Accounts Payable:
     Trade...................................................................           84              54
     Taxes..................................................................            15               5
     Interest...............................................................            46              31
     Other...................................................................           48              32
     Affiliated Companies....................................................            2               5
   Borrowings Under Lines of Credit..........................................          137             392
   Notes Payable.............................................................            5              91
   Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts           25              18
                                                                                    -------         -------
       Total Current Liabilities.............................................          834             895
                                                                                    -------         -------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC.............................................        1,159           1,071
   Other Noncurrent Liabilities..............................................           63              28
                                                                                    -------         -------
       Total Noncurrent Liabilities..........................................        1,222           1,099
                                                                                    -------         -------

COMMITMENTS AND CONTINGENT LIABILITIES.......................................           --              --
                                                                                    -------         -------

MINORITY INTERESTS...........................................................           48              23
                                                                                    -------         -------

CAPITALIZATION
   LONG-TERM DEBT............................................................        2,079           1,432
                                                                                    -------         -------

   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares........................................           --              --
     Preferred Stock.........................................................          509             509
     Additional Paid-in Capital..............................................        1,390           1,090
     Retained Earnings.......................................................          415             353
     Accumulated Other Comprehensive Loss....................................         (257)           (203)
                                                                                    -------         -------
       Total Stockholder's Equity............................................        2,057           1,749
                                                                                    -------         -------

TOTAL LIABILITIES AND CAPITALIZATION.........................................       $6,240          $5,198
                                                                                    =======         =======

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    -----------------------
                                                                                     2001             2000
                                                                                    -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.............................................................          $   77           $   32
   Adjustments to Reconcile Net Income to Net Cash Flows from
      Operating Activities:
     Depreciation and Amortization........................................               5               12
     Deferred Income Taxes (Other than Leases)............................              (6)              (1)
     Leveraged Lease Income, Adjusted for Rents Received..................              35               --
     Investment Distributions.............................................              41               32
     Undistributed Earnings from Affiliates...............................             (46)              (3)
     Net Gains on Investments.............................................             (36)             (18)
     Proceeds from Withdrawal from Partnership............................              50               --
     Cumulative Effect of a Change in Accounting Principle................              (9)              --
     Non-Cash Portion of Restructuring Charge.............................              --                5
     Net Changes in Certain Current Assets and Liabilities:
       Accounts Receivable...............................................              (47)             (87)
       Taxes Payable......................................................               9                1
       Accounts Payable...................................................              34               66
       Interest Payable...................................................              15               10
       Other Current Assets and Liabilities...............................              13              (30)
     Other................................................................               3                6
                                                                                    -------          -------
     Net Cash Provided by Operating Activities............................             138               25
                                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Investments in) Return of Capital from Partnerships and Joint Ventures             (79)              10
   Investments in Capital Leases..........................................            (392)             (77)
   Additions to Property, Plant and Equipment.............................             (62)              (5)
   Acquisitions, Net of Cash Provided.....................................            (112)             (13)
   Proceeds from Sales of Capital Leases..................................              --                9
   Other..................................................................             (87)               1
                                                                                    -------          -------
     Net Cash Used in Investing Activities................................            (732)             (75)
                                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital...............................             300               --
   Net Decrease in Short-Term Debt........................................            (381)            (109)
   Net Increase (Decrease) in Short-Term Intercompany Borrowings..........             230               (2)
   Proceeds from Long-Term Debt...........................................             622              298
   Repayment of Long-Term Debt...........................................             (160)            (154)
   Cash Dividends Paid...................................................              (15)             (17)
   Other.................................................................               --                7
                                                                                    -------          -------
     Net Cash Provided by Financing Activities............................             596               23
                                                                                    -------          -------
Net Change in Cash and Cash Equivalents...................................               2              (27)
Cash and Cash Equivalents at Beginning of Period..........................              22               43
                                                                                    -------          -------
Cash and Cash Equivalents at End of Period................................          $   24           $   16
                                                                                    =======          =======

Supplemental Disclosure of Cash Flow Information:
     Cash Payments During the Period for:
       Income Tax.........................................................          $  (32)          $  (52)
       Interest...........................................................          $   24           $   39
Non-Cash Financing Activities:
       Debt Assumed from Companies Acquired..............................           $  176           $    9

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

     In the first quarter of 2001, Global increased its interest in an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in an electric distribution facility in Argentina from 41% to 90%. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with Energy Holdings' Notes contained in its 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. These Notes update and supplement matters discussed in the 2000 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, Energy Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a cumulative effect to earnings and other comprehensive income of $9 million and $(15) million, respectively. As of June 30, 2001, the fair value of Energy Holdings' derivative assets and liabilities were $30 million and $33 million, respectively. The fair values of such derivative assets and liabilities were recorded on the consolidated balance sheet in Other Assets and Other Noncurrent Liabilities, respectively. As of June 30, 2001, Energy Holdings recorded a net decrease of $8 million in Partnerships Interests to recognize its pro-rata share of net derivative liabilities recorded by partnerships accounted for under the equity method.

     The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective July 1, 2001, regarding certain derivative contracts and eligibility of those contracts for the normal purchases and normal sales exception. Energy Holdings is currently evaluating this guidance in light of its potential impacts and cannot predict the impact on its financial position of results of operations, however, such impact could be material.

     In July 2001 the FASB issued  SFAS No. 141  "Business  Combinations"  (SFAS
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is deemed to be impaired. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by Energy Holdings on January 1, 2002. Energy
Holdings expects the adoption of these accounting standards will result in certain of its intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. Acquisitions made subsequent to June 30, 2001 will treat goodwill consistently with the standards prescribed by the transition rules.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Energy Holdings is currently evaluating this guidance and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

NOTE 3.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

EQUITY SECURITIES

     Resources has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at June 30, 2001 and December 31, 2000 were $65 million and $115 million, respectively. The decrease in fair value was primarily due to the sale of its interest in an equity security which had a book value of $30 million on December 31, 2000 and a decline in the valuation of publicly traded equity securities within its leveraged buyout funds. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $5 million and $9 million at June 30, 2001 and December 31, 2000, respectively.

     In August 2001, Resources received $30 million from the sale of its interest in an equity security within its leveraged buyout fund which had a book value of $31 million.

FOREIGN CURRENCIES

     As of June 30, 2001, Global and Resources had international assets of approximately $2.349 billion and $1.328 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Austria, Germany, China and New Zealand with associated revenues denominated in U.S. dollars ($US) and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in companies that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the $US, there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive Income, a separate component of Stockholder's Equity. As of June 30, 2001, net foreign currency devaluations have reduced the reported amount of Energy Holdings' total Stockholder's Equity by $241 million (after-tax), $168 million (after-tax) of which was caused by the devaluation of the Brazilian Real.

INTEREST RATES

     Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Its policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2001, a hypothetical 10% change in market interest rates would result in a $4 million change in annual interest costs related to short-term and floating rate debt at Energy Holdings.

     In March 2001, $160 million of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquinta
Energia, S.A. was refinanced. The private placement offering by Chilquinta Energia Finance Co. LLC, a Global affiliate, of senior notes was structured in two tranches: $60 million due 2008 at an interest rate of 6.47% and $100 million due 2011 at an interest rate of 6.62%. An extraordinary loss of $2 million (after-tax) was recorded in connection with the refinancing of the $160 million non-recourse bank debt.


CALIFORNIA POWER MARKET - CREDIT RISK

     The deregulation of the California power market has produced significant unanticipated results in the past year. The California Public Utility Commission, (CPUC) as part of deregulation, froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits. In the past year, an increase in demand coupled with a reduced supply of power has caused a severe imbalance in that market. Such imbalance has led to unprecedented wholesale prices.

     As a result of this situation, two major California utilities that are subject to the retail price cap, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers the costs they have paid for power. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations by PG&E to three of Global's joint ventures, GWF Power Systems LP, Hanford and Tracy.

     Global has partnership interests in seven qualifying facilities (QFs) in California having a combined output of 153 MW (71 MW net). Power from such facilities is sold under long-term energy and capacity contracts to PG&E. The contracts provide for a fixed energy payment for the first 10 years and a capacity payment over the entire contract terms expiring between 2011 and 2021. After the initial 10-year period, energy prices were to change to reflect PG&E's short run avoided cost calculated using a formula based methodology approved by the CPUC. As part of the deregulation, the seller could elect to receive energy payments at the California Power Exchange's (PX) day-ahead zonal market clearing price. As of July 1, 2000, partnership management made such an election for four of the seven facilities, representing approximately 84 MW (37 MW net) until January 19, 2001 when the CPUC deemed that the PX had ceased operating a day ahead market. The remaining three units were never subject to PX pricing. Since that time, the CPUC has ordered that the price to be paid for energy deliveries by QFs electing the PX price shall be based on a cost-based transition formula. The CPUC has conducted proceedings to determine whether the PX price was the appropriate price for the energy component upon which to base payments to QFs that had elected the PX based pricing option. It is possible that the CPUC could order a payment adjustment based on a different energy price determination. A preliminary decision by the CPUC did not find any adjustment to the PX price appropriate. Energy Holdings believes that the PX price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings.

     GWF, Hanford and Tracy have continued to honor their contractual obligations to PG&E under existing QF contracts. On March 27, 2001, the CPUC approved a plan to assure that the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since November 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates, a portion of which was intended to help the state's utilities recover significantly higher wholesale energy costs. However, PG&E did not consider the portion of the rate increase available to recover its energy costs to be sufficient and accordingly, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. On April 11, 2001, management at Global's project affiliates received a letter from PG&E addressed to QF owners stating that they intended to pay the QFs for power delivered commencing April 6, 2001 (post-petition payable). PG&E has subsequently paid, on a timely basis, the appropriate post-petition payable amounts due to Global's project affiliates for all energy deliveries subsequent to filing of its bankruptcy petition.

     In July 2001, the US Bankruptcy Court for the Northern District of California approved an agreement authorizing PG&E to assume GWF's, Hanford's and Tracy's modified QF contracts. Under the terms of the agreement, GWF, Hanford and Tracy continue to receive their contractual capacity payments plus a
five-year  fixed  energy  price  component  of  approximately   5.37  cents  per
kilowatt-hour for five years, with the energy price reverting to PG&E's short-run avoided cost at the end of the five-year period. This agreement is consistent with the recent CPUC Decision No. 01-06-015. In addition, all past due receivables under the QF contracts are now elevated to administrative priority status. Administrative claims receive priority over payments made to the general unsecured creditors.

     As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to approximately $40 million. Of this amount, approximately $8 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $32 million. Global's pro-rata share of this net receivable was approximately $15 million.

     As of June 30, 2001 GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively. Management of Energy Holdings cannot predict the timing or ultimate outcome of future resolutions, including potential payment adjustments based on different energy price determinations, which have been consistently asserted by PG&E.

NOTE 4.  INCOME TAXES

     Energy Holdings' effective tax rate was 18% and 29% for six months ended June 30, 2001 and 2000, respectively. Energy Holdings' effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the imposition of state taxes and the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings. For the six months ended June 30, 2001, Energy Holdings realized income from foreign projects that were not consolidated and accordingly there is no foreign income tax reflected in income tax expense related to these non-consolidated projects.

     The Internal Revenue Service has concluded the audit of Energy Holdings' 1994-1996 Federal Income Tax Returns. It is anticipated that the result of the Revenue Agent's Report will not have a material impact on Energy Holdings' financial position, statement of operations or net cash flows.

NOTE 5.  FINANCIAL INFORMATION BY BUSINESS SEGMENTS

     Information related to the segments of Energy Holdings' business is detailed below:

-----------------------------------------------------------------------------------------------------------

                                                                       ENERGY                  CONSOLIDATED
                                             GLOBAL     RESOURCES   TECHNOLOGIES   OTHER (A)       TOTAL
                                            ---------   ---------   ------------   ---------   ------------
                                                                  (MILLIONS OF DOLLARS)
  FOR THE QUARTER ENDED
  JUNE 30, 2001:

  Total Operating Revenues.............      $   37      $    51       $  111        $   --       $  199
  Segment Earnings (Loss) Available to
  PSEG.................................      $    4      $    14       $   (9)       $    3       $   12

-----------------------------------------------------------------------------------------------------------

  FOR THE QUARTER ENDED
  JUNE 30, 2000:
  Total Operating Revenues.............      $   33      $    26       $  108        $   --       $  167
  Segment Earnings (Loss) Available to
  PSEG.................................      $   --      $     2       $   (6)       $   (1)      $   (5)

-----------------------------------------------------------------------------------------------------------

  FOR THE SIX MONTHS ENDED
  JUNE 30, 2001:
  Total Operating Revenues.............      $  126      $    84       $  213        $    1       $  424
  Extraordinary Loss on
    Early Retirement of Debt...........      $   (2)     $    --       $   --        $   --       $   (2)
  Cumulative Effect of a Change in
    Accounting Principle...............      $    9      $    --       $   --        $   --       $    9
  Segment Earnings (Loss) Available to
  PSEG.................................      $   59      $    17       $  (12)       $    2       $   66

-----------------------------------------------------------------------------------------------------------

  FOR THE SIX MONTHS ENDED
  JUNE 30, 2000:
  Total Operating Revenues.............      $   71      $    92       $  221        $    1       $  385
  Segment Earnings (Loss) Available to
  PSEG.................................      $    4      $    29       $  (12)       $   (2)      $   19

-----------------------------------------------------------------------------------------------------------

  AS OF JUNE 30, 2001:
  Total Assets.........................      $2,850      $ 3,002       $  326        $   62       $6,240

-----------------------------------------------------------------------------------------------------------

  AS OF DECEMBER 31, 2000:
  Total Assets.........................      $2,271      $ 2,564        $ 312        $   51       $5,198

-----------------------------------------------------------------------------------------------------------

(A)  Other  activities  include amounts  applicable to Energy  Holdings  (parent
     corporation),   Enterprise  Group  Development  Corporation,  PSEG  Capital
     Corporation and intercompany eliminations.

       Geographic information for Energy Holdings is disclosed below.

                                                REVENUES (1)                             IDENTIFIABLE ASSETS (2)
                            ---------------------------------------------------       --------------------------------
                                 QUARTER ENDED              SIX MONTHS ENDED
                                   JUNE 30,                     JUNE 30,                JUNE 30,      DECEMBER 31,
                            -----------------------      ----------------------       ---------       ------------
                              2001           2000          2001          2000            2001             2000
                            --------       --------      --------      --------       ---------        ---------
                                                             (MILLIONS OF DOLLARS)
United States............    $  150         $  122        $  324        $  292         $ 2,563          $ 2,208
Foreign Countries........        49             45           100            93           3,677            2,990
                            --------       --------      --------      --------       ---------        ---------
     Total...............    $  199         $  167        $  424        $  385         $ 6,240          $ 5,198
                            --------       --------      --------      --------       ---------        ---------

Identifiable investments in foreign countries include:
   Netherlands.................................................................        $   846          $   815
   Argentina ..................................................................            722              470
   Chile and Peru (3)..........................................................            538              520
   Brazil (4)..................................................................            277              295
   India (5) ..................................................................            256               51
   Tunisia (6) ................................................................            189              155
   Other.......................................................................            849              684
                                                                                      ---------        ---------
Total..........................................................................        $ 3,677          $ 2,990
                                                                                      =========        =========

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(268) million (pre-tax) as of June 30, 2001 and $(225) million (pre-tax) as of December 31, 2000.

(3) Amount is net of foreign currency translation adjustment of $(66) million (pre-tax) as of June 30, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4) Amount is net of foreign currency translation adjustment of $(186) million (pre-tax) as of June 30, 2001 and $(167) million (pre-tax) as of December 31, 2000.

(5) Amount is net of foreign currency translation adjustment of $(2) million (pre-tax) as of June 30, 2001 and $(2) million (pre-tax) as of December 31, 2000.

(6) Amount is net of foreign currency translation adjustment of $(2) million (pre-tax) as of June 30, 2001 and $(1) million (pre-tax) as of December 31, 2000.


NOTE 6.  COMPREHENSIVE INCOME


                                                                             QUARTER ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                        ----------------------     --------------------
                                                                          2001          2000         2001        2000
                                                                        ----------    --------     --------    --------
                                                                                    (MILLIONS OF DOLLARS)

Net Income...........................................................     $ 17          $  1         $ 77        $ 32
Foreign currency translation adjustments (A).........................      (36)           (8)         (38)         21
Cumulative  effect of a change in accounting  principle  (net of tax of
$14 and minority interest of $12)....................................       --            --          (15)         --
Current period declines in fair value of derivative instruments-net..       --            --           (1)         --
                                                                        ----------    --------     --------    -------
Comprehensive income.................................................     $(19)         $(7)         $ 23        $ 53
                                                                        ==========    ========     ========    ========

(A) Net of tax of $4 million and $1 million for the quarters ended June 30, 2001 and 2000, respectively, and $4 million and $(2) million for the six months ended June 30, 2001 and 2000, respectively.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

      Energy Holdings, Global and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $286 million as of June 30, 2001. A substantial portion of such guarantees is eliminated upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt. A subscription agreement for PSEG to purchase Global's capital stock secures $3 million of such obligations.

     In March 2001, Global reached agreement to purchase a 94% equity stake in Sociedad Austral de Electricidad S.A. (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). Additionally, Global reached agreement to purchase from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. Global's purchase price for this acquisition will total approximately $460 million and is scheduled to close in the third quarter of 2001.

     In March 2001, Global,  through its affiliate Dhofar Power Company S.A.O.C.
(DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement
(PPA) with the California Department of Water Resources to provide 340 MW of electric capacity to California from three new peaker plants that GWF Energy expects to build and operate in California. Global's equity investment in these plants, including contingencies, is not expected to exceed $100 million.

     In July 2001, Global won the bid to purchase up to a 100% interest in Empresa de Electricidad de los Andes S.A. (Electroandes) with a bid of approximately $227 million. The closing for this acquisition is scheduled in the fourth quarter of 2001.

      Energy Holdings, its subsidiaries and equity method investees are involved in various legal actions arising in the normal course of business. Energy
Holdings does not expect there will be a material adverse effect on its financial statements as a result of these proceedings, though no assurances can be given.

NOTE 8. RELATED-PARTY TRANSACTIONS

     PSEG Services Corporation (Services) provides and bills administrative services to Energy Holdings and its subsidiaries on a monthly basis. Energy Holdings' and its subsidiaries' costs related to such services amounted to approximately $8 million and $17 million for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, Energy Holdings' and its subsidiaries' intercompany payable related to these costs was approximately $3 million.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Energy Holdings' 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 affecting the consolidated financial condition and the results of operations of Energy Holdings and its subsidiaries. This discussion refers to the Statements and related Notes of Energy Holdings and should be read in conjunction with such Statements and Notes.

RESULTS OF OPERATIONS

ENERGY HOLDINGS -- REVENUES

         Revenues increased $32 million or 19% and $39 million or 10% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively.

     Revenues for the quarter ended June 30, 2001 were favorably impacted by increased revenues of $25 million at Resources of which $14 million was due to higher leveraged lease income from continued investment in such financing transactions. In addition, Resources recorded no change in the carrying value of publicly traded equity securities in its leveraged buyout funds for the quarter ended June 30, 2001 as compared to a reduction of $13 million recorded in the comparable period in 2000. Global's revenues increased $4 million primarily due to an increase of $9 million in Interest Income associated with its loans to Texas Independent Energy (TIE) and a note receivable taken as consideration for the withdrawal from its interest in the Eagle Point Cogeneration Partnership (Eagle Point). The increase in Interest Income of $9 million was partially offset by reduced Income from Joint Ventures and Partnerships primarily due to the withdrawal from Eagle Point in January 2001.

     Revenues for the six months ended June 30, 2001 were favorably impacted by increased revenues of $55 million at Global of which $5l million was related to the gain on the withdrawal from Eagle Point. The increase of $55 million was partially offset by lower revenues of $8 million realized by Resources and $8 million realized by Energy Technologies. The reduction in revenue at Resources was primarily due to a net decrease in the carrying value of publicly traded equity securities in its leveraged buyout funds. The reduction of revenues at Energy Technologies was primarily due to the exit from the electric and gas commodity business, partially offset by increased revenues from the expansion of its mechanical contracting businesses.

ENERGY HOLDINGS -- OPERATING EXPENSES

     Operating expenses increased $13 million or 10% for the quarter ended June 30, 2001 and remained flat for the six months ended June 30, 2001 from the comparable periods in 2000. The increase for the quarter ended June 30, 2001 was primarily due to higher operating expenses experienced at Energy Technologies from cost overruns of mechanical contracts predominately in one operating location. Energy Technologies also experienced an increase in outside services due to the integration of its mechanical contracting business. In addition, Global's operating expenses increased for the quarter ended June 30, 2001 due to increased outside services as Global continues to grow its business.

     Operating expenses for the six months ended June 30, 2001 increased at Global from the comparable period in 2000, primarily related to increased outside services as Global continues to grow its business. This increase was largely offset by decreased operating expenses at Energy Technologies. Although recurring operating expenses at Energy Technologies increased slightly (for the reasons noted above), operating expenses for the six months ended June 30, 2000 included a non-recurring, restructuring charge of $7 million at Energy Technologies, related to the write-off of computer hardware and software, employee severance costs and deferred transportation costs. There was no restructuring charge recorded by Energy Technologies in the six months ended June 30, 2001.

ENERGY HOLDINGS-INTEREST EXPENSE - NET AND PREFERRED STOCK DIVIDEND REQUIREMENTS

     Interest Expense - Net and Preferred Stock Dividend Requirements remained flat for the quarter ended June 30, 2001 and increased $1 million or 1% for the six months ended June 30, 2001 from the comparable periods in 2000.

     At June 30, 2001 and December 31, 2000, Energy Holdings had total debt outstanding of $2.693 billion and $2.182 billion, respectively, of which $612 million and $354 million, respectively, is non-recourse to Energy Holdings. The increase of $511 million in outstanding debt for the six months ended June 30, 2001 was primarily related to intercompany borrowings from PSEG and drawdowns of Energy Holdings' revolving credit facilities used to fund the continued growth of Global and Resources. In addition, the non-recourse debt increased due to the consolidation of the investment in Tanir Bavi Power Company Ltd. (Tanir Bavi) and Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA) and the continued drawdown of the loan facility and working capital facility agreement by Elecktocieplownia Chorzow ELCHO Sp. z.o.o. (ELCHO) and Carthage Power Company (Carthage). Interest expense incurred by projects under construction is capitalized.

ENERGY HOLDINGS -- EARNINGS BEFORE INTEREST AND TAXES (EBIT) CONTRIBUTION

     The results of operations for each of Energy Holdings' business segments are explained below with reference to the EBIT contribution. Energy Holdings borrows on the basis of a combined credit profile to finance the activities of its subsidiaries. As such, the capital structure of each of the businesses is managed by Energy Holdings. Debt at each subsidiary is evidenced by demand notes with Energy Holdings and PSEG Capital.

                                   EARNINGS BEFORE INTEREST AND TAXES CONTRIBUTION
                                   -----------------------------------------------
                                        QUARTER ENDED          SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                      ------------------      ------------------
                                       2001       2000         2001        2000
                                      ------      ------      ------      ------
                                                (MILLIONS OF DOLLARS)
EBIT:
     Global ....................      $  22       $  23       $ 100       $  49
     Resources .................         48          22          77          85
     Energy Technologies .......        (12)         (8)        (17)        (16)
     Other .....................         (3)         (2)         (4)         (2)
                                      -----       -----       -----       -----
TOTAL EBIT .....................      $  55       $  35       $ 156       $ 116
                                      =====       =====       =====       =====

         GLOBAL

     Global develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets. Global has ownership interests in 29 operating generation projects totaling 4,374 MW (1,639 MW net of other partners' interests) located in the United States, Argentina, China, India, Poland and Venezuela. Global has ownership interests in 17 projects totaling 3,824 MW (1,884 MW net) in construction or advanced development that are located in the United States, Argentina, China, India, Italy, Oman, Poland, Tunisia and Venezuela.

     Until the fourth quarter of 2000, Global's investments consisted of minority ownership positions in projects and joint ventures. Other than fees collected for providing operations and maintenance services, Global's revenues represented its pro-rata ownership share of net income generated by project affiliates which is accounted for by the equity method of accounting. The expenses in the table below are those required to develop projects and general and administrative expenses required to operate the business as a whole. In the fourth quarter of 2000, Global increased its interest in an electric generation facility under construction in Tunisia from 35% to 60% and completed project financing for a 90% economic interest in a power plant in Poland.

     In the first quarter of 2001, Global increased its interest in an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in an electric distribution facility in Argentina from 41% to 90%. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

SUMMARY RESULTS - GLOBAL

                                        QUARTER ENDED          SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                     ------------------       ------------------
                                      2001        2000         2001       2000
                                     -------     ------      -------     -------
                                                (MILLIONS OF DOLLARS)
EBIT:
Revenues.......................       $  37       $  33       $ 126       $  71
Expenses.......................          14          11          27          23
                                     -------     -------     -------     -------
Operating Income...............          23          22          99          48
Other Income...................          (1)          1           1           1
                                     -------     -------     -------     -------
EBIT...........................       $  22       $  23       $ 100       $  49
                                     =======     =======     =======     =======

     Global's EBIT contribution decreased $1 million or 4% and increased $51 million or 104% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively.

     The Global EBIT contribution decrease for the quarter ended June 30, 2001 was primarily due to a $1 million litigation settlement associated with the 1998 sale of its interest in two cogeneration facilities. Global's revenues increased by $4 million and were largely offset by an increase of $3 million in operating expenses incurred as Global continues to grow its business. The increase of $4 million in Global's revenues was primarily due to an increase of $9 million in Interest Income recorded on the loans to TIE and the note receivable taken as consideration for the withdrawal from its interest in Eagle Point. Revenues also benefited from the acquisition of EDEERSA in December 2000 and improved performances of most of the facilities in the Latin America region, and the commencement of operations of Tanir Bavi and PPN Power Generating Company Limited (PPN) in the second quarter of 2001. These increases were partially offset by lower revenues attributable to the withdrawal from Eagle Point in January 2001, the adverse effect of exchange rate changes in the Brazilian Real, reduced management and consulting revenues in North America and Latin America and start-up costs at ELCHO.

     The Global EBIT contribution increase for the six months ended June 30, 2001 resulted from increased revenues of $55 million, of which $51 million was related to the gain on withdrawal from Eagle Point and $14 million related to increased Interest Income recorded on the loans to TIE and the note receivable taken as consideration for the withdrawal from Eagle Point. Revenues also benefited from the acquisition of EDEERSA in December 2000 and improved performances of most of the facilities in the Latin America region, the commencement of operations of Tanir Bavi and PPN in the second quarter of 2001 and favorable energy pricing in the California power market. These increases were partially offset by lower revenues attributable to the withdrawal from Eagle Point in January 2001, the adverse effect of exchange rate changes in the Brazilian Real, reduced management and consulting revenues in North America, Latin America and Asia Pacific and start-up costs at ELCHO.

         RESOURCES

     Resources earns its leveraged lease revenues (recorded as Income from Capital and Operating Leases) primarily from rental payments and tax benefits associated with such transactions. As a passive investor in limited partnership project financing transactions, Resources recognizes revenue from its pro-rata share of the income generated by these investments. As an owner of beneficial interests in two leveraged buyout funds, Resources recognizes revenue as the share prices of public companies in the leveraged buyout funds fluctuate. In addition, revenue is recognized as companies in the fund distribute dividend income through the fund to the investors and as the fund liquidates its holdings.

SUMMARY RESULTS - RESOURCES

                                        QUARTER ENDED         SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                     -------------------     -------------------
                                       2001        2000        2001        2000
                                     -------     -------     -------     -------
                                                 (MILLIONS OF DOLLARS)
Revenues...........................   $  51       $  26       $  84       $  92
Expenses...........................       3           4           7           7
                                     -------     -------     -------     -------
Operating Income and EBIT..........   $  48       $  22       $  77       $  85
                                     =======     =======     =======     =======


     Resources' EBIT contribution increased $26 million or 118% and decreased $8 million or 9% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively.

     The Resources' EBIT contribution increase for the quarter ended June 30, 2001 was primarily due to improved revenues of $14 million from higher leveraged lease income from continued investment by Resources in such financing transactions. In addition, Resources recorded no change in the carrying value of publicly traded securities within its leveraged buyout funds for the quarter ended June 30, 2001 as compared to a reduction of $13 million recorded in the comparable period in 2000.

     The Resources' EBIT contribution decrease for the six months ended June 30, 2001 was primarily due to lower Net Investment Gains (Losses) of $33 million, of which $28 million resulted from a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds. This decrease was partially offset by an increase of $23 million due to higher leveraged lease income from continued investment by Resources in such financing transactions.

         ENERGY TECHNOLOGIES

     Energy Technologies earns its revenues from providing energy-related engineering, consulting and mechanical contracting services to and constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States.

SUMMARY RESULTS - ENERGY TECHNOLOGIES

                                        QUARTER ENDED          SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                     -------------------     -------------------
                                       2001       2000         2001        2000
                                     -------     -------     -------     -------
                                                 (MILLIONS OF DOLLARS)
Revenues ..........................   $ 111       $ 108       $ 213       $ 221
Expenses ..........................     125         116         232         237
                                     -------     ------      ------      -------
Operating Income ..................     (14)         (8)        (19)        (16)
Other Income ......................       2          --           2          --
                                     -------     -------     -------     -------
EBIT ..............................   $ (12)      $  (8)      $ (17)      $ (16)
                                     =======     =======     =======     =======

     Energy Technologies' EBIT contribution decreased $4 million or 50% and $1 million or 6% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The Energy Technologies EBIT contribution decrease for the quarter ended June 30, 2001 resulted primarily from cost overruns of mechanical contracts predominately in one operating location. Energy Technologies also experienced an increase in outside services due to the integration of its mechanical contracting business.

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

     REGULATORY RESTRICTIONS

      Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the New Jersey Board of Public Utilities (BPU) pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, including Energy Holdings, on Public Service Electric and Gas Company (PSE&G), an Energy Holdings' affiliate. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

(1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

(2) The PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G;

(3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

(4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Order requiring PSE&G to transfer its generation assets to PSEG Power LLC, a wholly-owned subsidiary of PSEG (Final Order), the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Order, modifications to or relief from the Focused Audit order might be warranted. PSE&G has notified the BPU of its intention to make a filing to modify the terms of the Focused Audit. Energy Holdings believes that the Focused Audit restrictions have effectively been superceded by the Final Order. Energy Holdings therefore expects modifications to be made, although no assurances can be given, and that the 20% notification requirement and the present requirement to eliminate credit supported debt to PSEG Capital will not adversely affect its financial condition, results of operations and net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from Energy Holdings' share of PSEG's non-utility investments is expected to continue. Energy Holdings' assets were approximately 26% of PSEG's consolidated assets at June 30, 2001. Energy Holdings believes that if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

      In addition, if PSEG were no longer to be exempt under the Public Utility Holding Company Act of 1935 (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. Energy Holdings believes that this would not have a material adverse effect on its financial condition, results of operations and net cash flows.

CAPITAL REQUIREMENTS

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the six months ended June 30, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $732 million. These net investments included leveraged lease investments of $392 million by Resources and net investments of $337 million by Global, primarily related to incremental investments in certain existing generation and distribution projects including those in operation and currently under construction and loans to TIE. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

     In the second quarter of 2001, PSEG invested $300 million of additional equity in Energy Holdings, the proceeds of which were used to fund additional investments at Global and Resources.

     In June 2001, Global exercised its option to acquire an additional 49% of EDEERSA, bringing its total ownership of EDEERSA to 90%. The acquisition of the additional ownership was purchased for approximately $110 million.

     During the six months ended June 30, 2001, Resources invested $392 million in three leveraged lease financing transactions of three electric power stations in the United States and an electric distribution network operated by an electric power, district heating and transportation utility in Austria.

     As of June 30, 2001, Global's investments in the TIE partnership include $162 million of loans that earn interest at an annual rate of 12%. Of the $162 million currently outstanding, $83 million is scheduled to be repaid in full in February 2002 and $79 million will be paid over the next 12 years.

     For a discussion of Global's pending investments, see Note 7. Commitments and Contingent Liabilities of Notes.

EXTERNAL FINANCINGS

     On June 30, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $200 million 364-day revolving credit facility. The five-year facility also permits up to $250 million of letters of credit to be issued. The 364-day facility and the five-year facility mature in May 2002 and May 2004, respectively. At June 30, 2001, Energy Holdings had $137 million outstanding under its revolving credit facilities.

     In June 2001, Moody's Investors Service, Inc. upgraded Energy Holdings' unsecured debt ratings to Baa3 from Ba1. The rating outlook is stable. Energy Holdings now has investment grade ratings from all major rating agencies.

     In July 2001 Energy Holdings received the proceeds from a private placement of $550 million of 8.50% Senior Notes due 2011. The net proceeds were used for the repayment of short-term debt outstanding from intercompany loans and borrowings under Energy Holdings' revolving credit facilities. The remaining proceeds were used for general corporate purposes. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2001.

FOREIGN OPERATIONS

     As of June 30, 2001, Global and Resources had approximately $2.349 billion and $1.328 billion, respectively, of international assets. As of June 30, 2001, foreign assets represented 59% of Energy Holdings' consolidated assets and the revenues related to those foreign assets contributed 24% to consolidated revenues for the six months ended June 30, 2001.

     As of June 30, 2001, approximately $1.589 billion or 25% of Energy Holdings' assets are invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela. The Argentine economy has been in a state of recession for approximately three years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment have caused much speculation in the ability of the country to service and refinance $130 billion of debt over the next several years. The Argentine situation has contributed to downward pressure on the Brazilian and Chilean currencies. The Brazilian Real has devalued approximately 18% since year-end 2000 from 1.951 to $1US to 2.311 to $1US as of June 30, 2001 and the Chilean Peso has devalued approximately 10% since year-end 2000 from 573.9 to $1US to 631.9 to $1US as of June 30, 2001. The Argentine currency remains pegged at 1 peso to 1 $US though there has been much speculation as to whether or not the peg will hold. Recent actions by the current Argentine administration provide for a more favorable exchange rate for exporters, which has continued to fuel the speculation that the currency peg may not hold. In addition, the Argentine administration cut spending to balance its budget by year-end 2001 to improve financial stability in the region.

     In Argentina, the electricity law provides for a pass-through of devaluation to the end user customer. Customers' bills are first computed in the $US and converted into the peso for billing. This implies that a devaluation will not impact the level of $US revenues an electric distribution company receives. Energy Holdings' faces exposure as a result of secondary impacts of a devaluation on the overall economy, which could follow many different scenarios. In addition, Energy Holdings' share of $US operating company debt is approximately $256 million. This is of concern because such debt becomes more costly to service with a devaluation, and the immediate impact of the devaluation must be recorded through the income statement as the $US debt is revalued into the local currency. Additionally, upon devaluation, Global's operating companies in the region may be exposed to increased collection risk.

     The Brazilian distribution company in which Global has a 32% interest, entered into a $190 million $US denominated loan, of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real. Therefore, its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the $US. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement.

     In  Chile,  the  operating   performance  of  Energy  Holdings'  assets  is
offsetting the impact of the weakening currency in relation to the $US.

     Energy Holdings cannot predict if and when currencies will fluctuate against the $US or changes in economic situations in the operating companies in which it invests. However, the impact of these changes could cause material adverse effects to Energy Holdings' financial condition, results of operations or net cash flows. For further discussion of Global's foreign currency risk, see
Note 3. Financial Instruments and Risk Management of the Notes.

ACCOUNTING MATTERS

     For a discussion of SFAS 133 and related DIG issues, and SFAS 141, SFAS 142 and SFAS 143, see Note 2. Recent Accounting Pronouncements of the Notes.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. These statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential" and variations of such words and similar expressions are intended to identify forward-looking statements. Energy Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of Energy Holdings' 2000 Annual Report on Form 10-K.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under Energy Holdings' 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is updated below.

     CONSTRUCTION AND DEVELOPMENT

     FORM 10-K, PAGES 4 AND 9. In June 2001, Tanir Bavi began simple cycle operation of 170 MW of its planned 220 MW combined-cycle plant located in India. In the third quarter of 2001, the plant is expected to begin operating in combined-cycle. Global owns a 74% interest in Tanir Bavi.

     FORM 10-K, PAGES 4, 6 AND 7. In June 2001, the Fushi Hydropower Plant began commercial operation of all units of the Hydropower Plant located along the Rongjiang River in China. Global owns an indirect 35% interest in the Fushi Hydropower plant.

     FORM  10-K,  PAGES  4 AND 7.  In July  2001,  the  first  500 MW  phase  of
Odessa-Ector Power Partner, L.P. (OEP) 1,000 MW gas-fired combined-cycle electric generation facility in Odessa, Texas commenced commercial operation. The plant is expected to reach full commercial operation in the third quarter of 2001. OEP is wholly-owned by TIE, a 50/50 joint venture of Global and Panda Energy International, Inc.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     EXHIBIT NUMBER          DOCUMENT
     12                      Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K:

NONE

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




                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)


                                By: DEREK DIRISIO
                           ---------------------------
                                  Derek DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: August 8, 2001