Form 10-Q
period 2001-09-30
PSEG ENERGY HOLDINGS INC
filed 2001-11-02
CIK 1089206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


                (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ----- to -----



Commission        Registrant, State of Incorporation,        I.R.S. Employer
File Number         Address, and Telephone Number           Identification No.
------------    --------------------------------------    ----------------------
 000-32503               PSEG ENERGY HOLDINGS INC.               22-2983750
                        (A New Jersey Corporation)
                             80 Park Plaza-T22
                       Newark, New Jersey 07102-4194
                               973-456-3581
                           http://www.pseg.com

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Registrant is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction H
(1) (a) and (b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.............................................   1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................   13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................   22

Item 6. Exhibits and Reports on Form 8-K.................................   22

Signature................................................................   23

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 ---------------------------     -------------------------
                                                                     2001            2000           2001           2000
                                                                 ------------     ----------     ----------     ----------
OPERATING REVENUES
   Energy Service Revenues.....................................   $   126          $    79        $   329        $   229
   Electric Generation and Distribution Revenues...............        70                -             70              -
   Income from Capital and Operating Leases....................        58               47            156            122
   Income from Joint Ventures and Partnerships.................        34               47             96            108
   Interest and Dividend Income................................        17                1             32              5
   Net Investment Gains (Losses)...............................        (8)              (9)           (23)             9
   Gain on Withdrawal from Partnership.........................         1                -             51              -
   Energy Supply Revenues......................................         -                9              -             66
   Other.......................................................        12               10             23             29
                                                                 ------------     ----------     ----------     ----------
       Total Operating Revenues................................       310              184            734            568
                                                                 ------------     ----------     ----------     ----------
OPERATING EXPENSES
   Operation and Maintenance...................................       130               71            329            210
   Administrative and General..................................        40               33            105             93
   Electric Energy Costs.......................................        34                -             34              -
   Depreciation and Amortization...............................        10                3             17             10
   Cost of Energy Sales........................................         -                9              -             67
   Restructuring Charge........................................         -                -              -              7
                                                                 ------------     ----------     ----------     ----------
       Total Operating Expenses................................       214              116            485            387
                                                                 ------------     ----------     ----------     ----------
OPERATING INCOME...............................................        96               68            249            181
OTHER INCOME...................................................        (1)               1              1              3
INTEREST EXPENSE - NET.........................................       (54)             (31)          (129)          (102)
                                                                 ------------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE.....................................        41               38            121             82
INCOME TAXES...................................................       (11)             (11)           (22)           (23)
Minority Interests.............................................        (1)               -              -              1
                                                                 ------------     ----------     ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM
    AND CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE.............................        29               27             99             60
Extraordinary Loss on Early Retirement of Debt (net of tax)....         -                -             (2)             -
Cumulative Effect of a Change in Accounting Principle (net of
tax)                                                                    -                -              9              -
                                                                 ------------     ----------     ----------     ----------
NET INCOME.....................................................        29               27            106             60
Preferred Stock Dividend Requirements..........................        (6)              (6)           (17)           (19)
                                                                 ------------     ----------     ----------     ----------
EARNINGS AVAILABLE TO PUBLIC
   SERVICE ENTERPRISE GROUP INCORPORATED.......................   $    23          $    21        $    89        $    41
                                                                 ============     ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                      (Unaudited)
                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                    ----------------    ----------------
CURRENT ASSETS
   Cash and Cash Equivalents...................................................       $       40          $      22
   Accounts Receivable:
     Trade, net of allowance for doubtful accounts - 2001, $11; 2000, $5.......              229                132
     Other.....................................................................               23                  4
     Affiliated Companies......................................................              106                 64
   Notes Receivable............................................................               39                 23
   Assets Held for Sale........................................................              412                 48
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.               30                 27
   Other Current Assets........................................................               21                  7
                                                                                    ----------------    ----------------
       Total Current Assets....................................................              900                327
                                                                                    ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
   Real Estate.................................................................              130                103
   Property, Plant and Equipment...............................................              818                 69
   Construction in Progress....................................................              288                172
                                                                                    ----------------    ----------------
        Total..................................................................            1,236                344
   Accumulated Depreciation and Amortization...................................             (189)               (51)
                                                                                    ----------------    ----------------
       Net Property, Plant and Equipment.......................................            1,047                293
                                                                                    ----------------    ----------------

INVESTMENTS
   Capital Leases - Net........................................................            2,811              2,253
   Corporate Joint Ventures....................................................            1,214              1,584
   Partnership Interests.......................................................              626                575
   Other Investments...........................................................               69                 71
                                                                                    ----------------    ----------------
       Total Investments.......................................................            4,720              4,483
                                                                                    ----------------    ----------------

OTHER ASSETS
   Goodwill....................................................................              266                 56
   Other Assets................................................................              109                 39
                                                                                    ----------------    ----------------
       Total Other Assets......................................................              375                 95
                                                                                    ----------------    ----------------

TOTAL ASSETS...................................................................       $    7,042          $   5,198
                                                                                    ================    ================

See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                                                      (Unaudited)
                                                                                     September 30,         December 31,
                                                                                          2001                 2000
                                                                                    -----------------    -----------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year........................................          $     362            $     267
   Short-Term Borrowings Due to Public Service Enterprise Group Incorporated.                 65                    -
   Accounts Payable:
     Trade...................................................................                 98                   54
     Taxes...................................................................                 14                    5
     Interest................................................................                 63                   31
     Other...................................................................                 56                   32
     Affiliated Companies....................................................                  5                    5
   Borrowings Under Lines of Credit..........................................                200                  392
   Notes Payable.............................................................                 27                   91
   Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts                 21                   18
                                                                                    -----------------    -----------------
       Total Current Liabilities.............................................                911                  895
                                                                                    -----------------    -----------------
NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC.............................................              1,220                1,071
   Other Noncurrent Liabilities..............................................                 96                   28
                                                                                    -----------------    -----------------
       Total Noncurrent Liabilities..........................................              1,316                1,099
                                                                                    -----------------    -----------------

COMMITMENTS AND CONTINGENT LIABILITIES.......................................                  -                    -

                                                                                    -----------------    -----------------

MINORITY INTERESTS...........................................................                112                   23
                                                                                    -----------------    -----------------

CAPITALIZATION
   LONG-TERM DEBT............................................................              2,577                1,432
                                                                                    -----------------    -----------------
   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares........................................                  -                    -
     Preferred Stock.........................................................                509                  509
     Additional Paid-in Capital..............................................              1,490                1,090
     Retained Earnings.......................................................                438                  353
     Accumulated Other Comprehensive Loss....................................               (311)                (203)
                                                                                    -----------------    -----------------
       Total Stockholder's Equity............................................              2,126                1,749
                                                                                    -----------------    -----------------
TOTAL LIABILITIES AND CAPITALIZATION.........................................          $   7,042            $   5,198
                                                                                    =================    =================

See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            2001             2000
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.........................................................................    $   106          $    60
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and Amortization....................................................         14               18
     Deferred Income Taxes (Other than Leases)........................................        (16)               3
     Leveraged Lease Income, Adjusted for Rents Received..............................         56               23
     Investment Distributions.........................................................         72               40
     Undistributed Earnings from Affiliates...........................................        (60)             (30)
     Net Gains on Investments.........................................................        (28)              (9)
     Proceeds from Withdrawal from Partnership........................................         50                -
     Non-Cash Portion of Restructuring Charge.........................................          -                5
     Net Changes in Certain Current Assets and Liabilities:
       Accounts Receivable...........................................................        (127)             (72)
       Taxes Payable..................................................................          8                -
       Accounts Payable...............................................................         55              113
       Interest Payable...............................................................         24               12
       Other Current Assets and Liabilities...........................................          2              (28)
     Other............................................................................          5                7
                                                                                        -------------    -------------
     Net Cash Provided by Operating Activities........................................        161              142
                                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Partnerships and Joint Ventures....................................        (125)            (147)
   Investments in Capital Leases......................................................       (442)            (459)
   Acquisitions, Net of Cash Provided.................................................       (532)             (15)
   Proceeds from Sales of Capital Leases..............................................          1                9
   Additions to Property, Plant and Equipment.........................................       (120)              (6)
   Additions to Deferred Project Costs................................................        (23)              (2)
   Return of Capital from Partnerships................................................          2               72
   Other..............................................................................        (72)             (14)
                                                                                        -------------    -------------
     Net Cash Used in Investing Activities............................................     (1,311)            (562)
                                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital...........................................        400              300
   Net (Decrease) Increase in Short-Term Debt.........................................       (227)              11
   Net Increase (Decrease) in Short-Term Intercompany Borrowings......................         65               (2)
   Cash Dividends Paid...............................................................         (20)             (27)
   Repayment of Long-Term Debt........................................................       (252)            (154)
   Proceeds from Long-Term Debt.......................................................      1,195              299
   Other.............................................................................           8                6
                                                                                        -------------    -------------
     Net Cash Provided by Financing Activities........................................      1,169              433
                                                                                        -------------    -------------
Effect of Exchange Rates on Cash......................................................         (1)               -
                                                                                        -------------    -------------
Net Change in Cash and Cash Equivalents...............................................         18               13
Cash and Cash Equivalents at Beginning of Period......................................         22               43
                                                                                        -------------    -------------
Cash and Cash Equivalents at End of Period............................................    $    40          $    56
                                                                                        =============    =============

Supplemental Disclosure of Cash Flow Information:
   Cash Payments (Receipts) During the Period for:
     Income Tax.......................................................................    $   (50)         $  (112)
     Interest.........................................................................    $    93          $    44
Non-Cash Investing and Financing Activities:
     Fair Value of Property, Plant and Equipment Acquired.............................    $   628          $     1
     Debt Assumed from Companies Acquired.............................................    $   221          $     9

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

     In the first quarter of 2001, Global increased its interest in Tanir Bavi Power Company Private Ltd, (Tanir Bavi) an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in Empresa Distribuidora de Electricidad de Entre Rios S.A, (EDEERSA) an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest in Sociedad Austral de Electricidad S.A, (SAESA) an electric distribution and transmission company in Chile. The assets, liabilities, revenues and expenses of majority-owned subsidiaries, over which Global exercises control and for which control is other than temporary, are consolidated.

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in Energy Holdings 2000 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and should be read in conjuction with those Notes.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform to the current presentation.

Note 2.  Purchase Business Combinations/Asset Acquisitions

     Energy Holdings has accounted for the following transactions using the purchase method of accounting. Accordingly, the purchase price of each transaction has been allocated based upon the estimated fair value of the assets and the liabilities acquired as of the acquisition date, with any excess reflected as Goodwill. The preliminary purchase price allocations for the acquisitions are subject to adjustment when finalized.

     In September 2000, Global acquired a 49% interest in Tanir Bavi, a 220 MW barge mounted, combined-cycle generating facility located in India. In January 2001, Global paid $2 million (net of cash acquired) to acquire an additional 25% interest in the project bringing its total ownership interest to 74%. The purchase price was allocated to Property, Plant and Equipment, Long-Term Debt and did not impact the recorded amount of Goodwill.

     In June 2001, Global exercised its option to acquire an additional 49% of EDEERSA, bringing its total ownership of EDEERSA to 90%. The additional ownership was purchased for $110 million. The purchase price was allocated to Property, Plant and Equipment, Long-Term Debt and did not impact the recorded amount of Goodwill.

     In August 2001, Global purchased a 94% equity stake in SAESA and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). The SAESA group of companies consists of four distribution companies and one transmission company that provide electric service in the southern part of Chile. Additionally, Global purchased from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. SAESA also owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. As of September 30, 2001 Global has spent $419 million (net of cash acquired) to acquire a 94% interest in SAESA and a 14% interest in Frontel. The purchase price was allocated to Property, Plant and Equipment, Long-Term Debt and $213 million to Goodwill. In October 2001, Global completed a tender offer for an additional 6% of publicly trades SAESA shares, for approximately $25 million.

Note 3.  Recent Accounting Pronouncements

     On January 1, 2001, Energy Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a cumulative effect to earnings and other comprehensive income (loss) of $9 million and $(15) million, respectively. As of September 30, 2001, the fair value of Energy Holdings' derivative assets and liabilities were $27 million and $56 million, respectively. The fair values of such derivative assets and liabilities were recorded on the consolidated balance sheet in Other Assets and Other Noncurrent Liabilities, respectively. As of September 30, 2001, Energy Holdings recorded a net decrease of $23 million in Partnership Interests to recognize its pro-rata share of net derivative liabilities recorded by partnerships accounted for under the equity method of accounting.

     The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective January 1, 2002, regarding the normal purchases and normal sales exception for option-type contracts and forward contracts in electricity. In addition, the FASB DIG issued amended guidance, effective April 1, 2002, regarding the normal purchases and normal sales exception to contracts that combine a forward contract and a purchased option contract. Energy Holdings is currently evaluating this guidance in light of its potential impacts and cannot predict the impact on its financial position of results of operations; however, such impact could be material.

     In July 2001,  the FASB issued SFAS No. 141 "Business  Combinations"  (SFAS
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is deemed to be impaired. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by Energy Holdings on January 1, 2002. Energy
Holdings expects the adoption of these accounting standards will result in certain of its intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing January 1, 2002; however, annual impairment reviews may result in future periodic write-downs. Acquisitions made subsequent to June 30, 2001 will be accounted for consistently with the standards prescribed by the transition rules.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Energy Holdings is currently evaluating this guidance and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

Note 4.  Financial Instruments and Risk Management

Equity Securities

     Resources has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at September 30, 2001 and December 31, 2000 were $27 million and $115 million, respectively. The decrease in the recorded amount of investments was primarily due to the sales of its interests in equity securities which had a fair value of $66 million on December 31, 2000 and a decline in the valuation of publicly traded equity securities held within its limited partnerships. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $2 million and $9 million at September 30, 2001 and December 31, 2000, respectively.

     In August 2001, Resources received $30 million from the sale of its interest in an equity security within its leveraged buyout fund which had a book value of $31 million.

Foreign Currencies

     As of September 30, 2001, Global and Resources had assets located or held in international locations of approximately $3.014 billion and $1.406 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in Australia, Austria, Belgium, China, Germany, the Netherlands, the United Kingdom, and New Zealand with associated revenues denominated in U.S. dollars ($US) and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in companies that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the $US, there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive Income (Loss), a separate component of Stockholder's Equity. As of September 30, 2001, net foreign currency devaluations have reduced the reported amount of Energy Holdings' total Stockholder's Equity by $278 million (after-tax), of which $190 million (after-tax) was caused by the devaluation of the Brazilian Real.

Interest Rates

     Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Its policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt, interest rate swaps and interest rate lock agreements. As of September 30, 2001, a hypothetical 10% change in market interest rates would result in a $3 million change in annual interest costs related to short-term and floating rate debt at Energy Holdings.

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

California Power Market

     Recent events in the California energy markets affected Pacific Gas & Electric Company (PG&E), one of the state's largest utilities, and starting on February 1, 2001 resulted in PG&E's failure to pay the full amount due for energy delivered by three of Global's project affiliates: GWF Power Systems, L.P. (GWF), Hanford L.P. (Hanford) and Thermal Energy Development Partnership, L.P. (Tracy), in late 2000 and early 2001. On March 27, 2001, the California Public Utilities Commission (CPUC) approved a substantial increase in electric retail rates and directed the state's electric utilities, including PG&E, to make payment to suppliers for current energy deliveries. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code asserting that such rate increase was insufficient to meet its obligations under energy purchase agreements. Amounts due to Global's project affiliates from PG&E at the time of its bankruptcy filing (pre-petition payables) remain outstanding. However, PG&E has subsequently paid, on a timely basis, the appropriate amounts due to Global's project affiliates for power deliveries commencing April 6, 2001 (post-petition payables) in compliance with the CPUC order. On June 13, 2001, the CPUC issued an order declaring as reasonable and prudent any amendment to a power purchase agreement with eligible qualifying facilities that conformed the energy price to a certain fixed-price for a five-year term. In July 2001, GWF, Hanford and Tracy entered into an agreement with PG&E (Agreement) and amendments to their power purchase agreements with PG&E that contained the CPUC approved pricing for a term of five years commencing July 16, 2001. In addition, PG&E agreed to assume GWF's, Hanford's and Tracy's power purchase agreements and elevate the outstanding pre-petition payables to administrative priority status. The Agreement provides that the pre-petition payables and interest thereon will be paid pursuant to PG&E's plan of reorganization. The Bankruptcy Court subsequently approved the Agreement, the amendments to the power purchase agreements and the assumption of the contracts.

     As of June 30, 2001, GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively.

     As of September 30, 2001, GWF, Hanford and Tracy still had combined pre-petition receivables due from PG&E for all plants amounting to approximately $62 million. Global's pro-rata share of this receivable was $30 million. During the third quarter of 2001, GWF, Hanford and Tracy reversed the $25 million allowance for doubtful acccounts which increased operating income by $14 million (of which Global's share was $7 million) with the remaining amount recorded as a reserve for certain unresolved matters. As of September 30, 2001, GWF, Hanford and Tracy maintained a reserve of $11 million (of which Global's share is $5 million) to reflect the amount of potential counterclaims alleged by PG&E. The amounts received and the timeliness of payment are subject to legal, regulatory, and legislative developments and Energy Holdings cannot predict the final resolution.

Note 5.  Income Taxes

     Energy Holdings' effective tax rate was 20% and 29% for nine months ended September 30, 2001 and 2000, respectively. Energy Holdings' effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the imposition of state taxes and the fact that Global accounts for most of its foreign investments using the equity method of accounting. Under such accounting method, Global reflects in revenues its pro rata share of the investment's net income. Under this accounting method, the foreign income taxes are embedded in revenues thereby distorting the effective tax rate downward. For the nine months ended September 30, 2001, Energy Holdings realized income from foreign projects that were consolidated and foreign income tax reflected to include such consolidated projects was $2 million.

     The Internal Revenue Service has concluded the audit of Energy Holdings' 1994-1996 Federal Income Tax Returns. It is anticipated that the result of the Revenue Agent's Report will not have a material impact on Energy Holdings' financial position, statement of operations or net cash flows.

Note 6.  Financial Information by Business Segments

     Information related to the segments of Energy Holdings' business is detailed below:


 --------------------------------------------------------------------------------------------------------------

                                                                        Energy                   Consolidated
                                             Global     Resources    Technologies   Other (A)       Total
                                          -------------------------- -------------------------- ---------------
                                                                  (Millions of Dollars)
   For the Quarter  Ended  September 30,
   2001:
   Total Operating Revenues.............     $   125      $    50       $   135       $     -      $   310
   Segment Earnings (Loss) Available to
   PSEG.................................     $    18      $     9       $    (3)      $    (1)     $    23
 --------------------------------------------------------------------------------------------------------------

   For the Quarter  Ended  September 30,
   2000:
   Total Operating Revenues.............     $    48      $    40       $    96       $     -      $   184
   Segment Earnings (Loss) Available to
   PSEG.................................     $    16      $     7       $     -       $    (2)     $    21
 --------------------------------------------------------------------------------------------------------------

   For the Nine Months Ended
   September 30, 2001:
   Total Operating Revenues.............     $   251      $   134       $   348       $     1      $   734
   Extraordinary Loss on
     Early Retirement of Debt...........     $    (2)     $     -       $     -       $     -      $    (2)
   Cumulative Effect of a Change in
     Accounting Principle...............     $     9      $     -       $     -       $     -      $     9
   Segment Earnings (Loss) Available to
   PSEG.................................     $    77      $    27       $   (15)      $     -      $    89
 --------------------------------------------------------------------------------------------------------------

   For the Nine Months Ended
   September 30, 2000:
   Total Operating Revenues.............     $   119      $   131       $   317       $     1      $   568
   Segment Earnings (Loss) Available to
   PSEG.................................     $    21      $    36       $   (12)      $    (4)     $    41
 --------------------------------------------------------------------------------------------------------------

   As of September 30, 2001:
   Total Assets.........................     $ 3,541      $ 3,109       $   326       $    66      $ 7,042
 --------------------------------------------------------------------------------------------------------------

   As of December 31, 2000:
   Total Assets.........................     $ 2,271      $ 2,564       $   312       $    51      $ 5,198
 --------------------------------------------------------------------------------------------------------------

(A) Other includes amounts applicable to Energy Holdings (parent corporation), Enterprise Group Development Corporation, PSEG Capital Corporation and intercompany eliminations.

     Geographic information for Energy Holdings is disclosed below.


                                              Revenues (1)                              Identifiable Assets (2)
                            --------------------------------------------------     -----------------------------------
                               Quarter Ended            Nine Months Ended
                               September 30,              September 30,             September 30,       December 31,
                            ----------------------    ------------------------     -----------------  ----------------
                               2001         2000         2001          2000              2001                2000
                            ----------    --------    -----------    ---------     -----------------  ----------------
                                                              (Millions of Dollars)
United States.........       $  187        $ 137        $  511         $ 428          $    2,622            $  2,208
Foreign Countries.....          123           47           223           140               4,420               2,990
                            ----------    --------     ----------    ---------     ----------------    ---------------
     Total............       $  310        $ 184        $  734         $ 568          $    7,042            $  5,198
                            ----------    --------     ----------    ---------     ----------------    ---------------

Identifiable investments in foreign countries include:
   Chile and Peru (3)..........................................................        $  1,163            $    520
   Netherlands.................................................................             890                 815
   Argentina ..................................................................             743                 470
   Brazil (4)..................................................................             248                 295
   India (5) ..................................................................             247                  51
   Tunisia (6) ................................................................             227                 155
   Other.......................................................................             902                 684
                                                                                   ----------------    ----------------
       Total...................................................................        $  4,420            $  2,990
                                                                                   ================    ================

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2)  Total  identifiable   assets  are  net  of  foreign  currency   translation
     adjustment of $(310) million  (pre-tax) as of September 30, 2001 and $(225)
     million (pre-tax) as of December 31, 2000.

(3)  Amount is net of foreign currency  translation  adjustment of $(79) million
     (pre-tax) as of September 30, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4)  Amount is net of foreign currency translation  adjustment of $(212) million
     (pre-tax) as of September 30, 2001 and $(167) million (pre-tax) as of December 31, 2000.

(5)  Amount is net of foreign  currency  translation  adjustment of $(4) million
     (pre-tax) as of September 30, 2001 and $(2) million (pre-tax) as of December 31, 2000.

(6)  Amount is net of foreign  currency  translation  adjustment of $(4) million
     (pre-tax) as of September 30, 2001 and $(1) million (pre-tax) as of December 31, 2000.


Note 7.  Comprehensive Income

                                                                           Quarter Ended          Nine Months Ended
                                                                          September 30,             September 30,
                                                                      ----------------------    ----------------------
                                                                        2001         2000          2001         2000
                                                                      --------    ----------    ---------    ---------
                                                                                   (Millions of Dollars)

Net Income......................................................       $  29       $  27         $ 106        $  60
Foreign currency translation adjustments (A)....................         (37)         (8)          (75)          12
Cumulative effect of a change in accounting principle (net of
tax of $14 and minority interest of $12)........................          --          --           (15)          --
Current period declines in fair value of derivative
instruments-net.................................................         (18)         --           (19)          --
                                                                      --------    ----------    ---------    ---------
Comprehensive income............................................       $ (26)      $  19         $  (3)       $  72
                                                                      ========    ==========    =========    =========

(A)  Net of tax of $4 million and $1 million for the  quarters  ended  September
     30, 2001 and 2000, respectively, and $8 million and $(1) million for the nine months ended September 30, 2001 and 2000, respectively.


Note 8.  Commitments and Contingencies

     Energy Holdings, Global and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $238 million as of September 30, 2001. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt. A subscription agreement for PSEG to purchase Global's capital stock secures $3 million of such obligations.

     In March 2001, Global, through Dhofar Power Company (DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. A consortium led by Global and several major Omani investment groups owns DPCO. The project will enhance the existing network of generation, transmission and delivery assets and is expected to add 195 MW of new generating capacity. The project achieved financial closure in August 2001 and commenced construction in September 2001. The project is expected to achieve commercial operation by March 2003. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement with the California Department of Water Resources to provide 340 MW of electric capacity to California from three new natural gas-fired peaker plants that GWF Energy expects to build and operate in California. Total project cost is estimated at $310 million. The first plant, a 90 MW facility, was completed and began operation in August 2001. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, expected to occur in 2002.

     In July 2001, Global won the bid to purchase up to a 100% interest in Empresa de Electricidad de los Andes S.A. (Electroandes) with a bid of approximately $227 million. Global's closing for this acquisition is scheduled for the fourth quarter of 2001 and may be dependent upon resolution of certain matters regarding applicable tax rates. Electroandes is the sixth largest electric generator in Peru with a 6% market share. Electroandes' main assets include four hydroelectric facilities with a combined installed capacity of 183 MW and 460 miles of transmission lines located in the Central Andean region (northeast of Lima). In addition, Electroandes has the exclusive rights to develop a 100 MW expansion of an existing station and a 150 MW greenfield hydroelectric facility. In 2000, Electroandes generated 1,150 gigawatts of electrical energy, of which 97% was sold through power purchase agreements to mining companies in the region.

     In August 2001, Global purchased a 94% equity stake in SAESA and all of its subsidiaries from COPEC. The SAESA group of companies consists of four distribution companies and one transmission company that provide electric service in the southern part of Chile. Additionally, Global purchased from COPEC, approximately 14% of Frontel not owned by SAESA. SAESA also owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. Collectively, the companies serve more than 615,000 customers. The purchase approximated $460 million, including a tender offer for 6% of publicly traded SAESA shares in October 2001.

     In August 2001, Global entered into an agreement to sell its interests in several joint ventures in Argentina to a subsidiary of the AES Corporation (AES) for $376 million. The transaction will involve the transfer of Global's 30% interest in three Argentine distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES) and Empresa Distribuidora La Plata S.A. (EDELAP), a 19% share in the 650 MW Central Termica San Nicolas power plant (CTSN), and a 33% interest in the 830 MW Parana power plant (Parana) nearing the completion of construction. Payment terms for the transaction include a 10% down payment with the remainder of the purchase price payable under a promissory note to be issued by a subsidiary of AES to Global and collateralized by AES subsidiary's interest in the assets. The assets pending sale are classified as Assets Held For Sale. Consummation of the transaction is subject to the parties obtaining certain lender and regulatory approvals and is expected to occur in early 2002.

     As of September 30, 2001, Global's investments in the Texas Independent Energy (TIE) partnership include $161 million of loans that earn interest at an annual rate of 12%. Of the $161 million currently outstanding, $83 million is scheduled to be repaid in full in February 2002 and $78 million will be repaid over the next 12 years.

     Energy Holdings, its subsidiaries and equity method investees are involved in various legal actions arising in the normal course of business. Energy Holdings does not expect there will be material adverse effect on its financial statements as a result of these proceedings, although no assurances can be given.

Note 9. Related-Party Transactions

     PSEG Services Corporation (Services) provides and bills administrative services to Energy Holdings and its subsidiaries on a monthly basis. Energy Holdings' and its subsidiaries' costs related to such services amounted to approximately $7 million and $24 million for the quarter and nine months ended September 30, 2001, respectively. As of September 30, 2001, Energy Holdings' and its subsidiaries' related party payables related to these costs was approximately $2 million.

     For the nine months ended September 30, 2001, PSEG invested $400 million of additional equity in Energy Holdings, the proceeds of which were used to fund additional investments at Global.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Energy Holdings' 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 affecting the consolidated financial condition and the results of operations of Energy Holdings and its subsidiaries. This discussion refers to the Statements and related Notes of Energy Holdings and should be read in conjunction with such Statements and Notes.

Results of Operations

     Energy Holdings' Earnings Available to PSEG for the quarter and nine months ended September 30, 2001 increased $2 million or 10% and $48 million or 117%, respectively, from the comparable periods in 2000. Earnings Available to PSEG increased for both periods primarily due to earnings from Global's recent acquisitions and Interest Income recorded on certain notes receivable and loans, and Resources' higher leveraged lease income, partially offset by increased Interest Expense, lower earnings from Global's investment in Rio Grande Energia
(RGE) and lower earnings at Energy Technologies. Earnings Available to PSEG for the nine months ended September 30, 2001 were also impacted by the gain on Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership (Eagle Point), partially offset by a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds at Resources.

Energy Holdings -- Revenues

     Revenues increased $126 million or 68% and $166 million or 29% for the quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000.

     Revenues for the quarter ended September 30, 2001 increased $77 million at Global, primarily attributable to the $70 million of Electric Generation and Distribution revenues recorded in connection with the acquisitions of ELCHO in the third quarter of 2000, EDEERSA in the second quarter of 2001, SAESA in the third quarter of 2001, and the commencement of operations at Tanir Bavi in the second quarter of 2001. In addition, revenues benefited from the increase of $17 million in Interest Income recorded in connection with the promissory note pending Global's sale of its interest in three Argentine distribution companies, EDEN, EDES and EDELAP, and the CTSN and Parana power plants, to a subsidiary of AES, the loans to TIE, and the note received as consideration for the withdrawal from its interest in Eagle Point. Increased earnings from other projects also benefited the increase in revenues for the quarter ended September 30, 2001. These increases were partially offset by lower revenues of $9 million due to a reduction in earnings at RGE, an electric distribution company in Brazil, primarily related to the adverse effect of exchange rate changes in the Brazilian Real and the continued economic slowdown in Brazil and $7 million from lower revenues from Global's withdrawal from its interest in Eagle Point in January 2001.

     Revenues for the quarter ended September 30, 2001 increased $10 million at Resources primarily due to higher leveraged lease income from continued investment in such financing transactions.

     Revenues for the quarter ended  September 30, 2001 increased $39 million at
Energy  Technologies   primarily  due  to  increased  sales  in  its  mechanical
contracting business.

     Revenues for the nine months ended September 30, 2001 increased $132 million at Global primarily attributable to the $70 million of Electric Generation and Distribution revenues recorded in connection with the acquisitions of ELCHO in the third quarter of 2000, EDEERSA in the second quarter of 2001, SAESA in the third quarter of 2001, and the commencement of operations at Tanir Bavi in the second quarter of 2001. A net increase in revenues of $33 million was realized from the gain on the withdrawal from its interest in Eagle Point partially offset by lower equity in earnings related to the withdrawal from its interest in Eagle Point in January 2001. In addition, revenues benefited from an increase of $30 million in Interest Income recorded in connection with the note received as consideration for the withdrawal from its interest in Eagle Point, the loans to TIE, and the promissory note pending the sale of EDEN, EDES, EDELAP, CTSN and Parana to a subsidiary of AES. Revenues increased an additional $10 million from increased earnings at Chilquinta and Luz del Sur. Increased earnings from other projects also benefited the increase in revenues for the nine months ended September 30, 2001. These increases were partially offset by lower revenues of $21 million due to a reduction in earnings at RGE primarily related to the adverse effect of exchange rate changes in the Brazilian Real and the continued economic slowdown in Brazil.

     Revenues for the nine months ended September 30, 2001 increased $3 million at Resources primarily due to improved revenues of $35 million from higher leveraged lease income from continued investment by Resources in such financing transactions and increased limited partnership income. These increases were partially offset by lower Net Investment Gains (Losses) of $32 million, of which $28 million resulted from a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds.

     Revenues for the nine months ended September 30, 2001 increased $31 million at Energy Technologies due to increased sales in its mechanical contracting business.

Energy Holdings -- Operating Expenses

     Operating expenses increased $98 million or 84% and $98 million or 25% for the quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000.

     Operating expenses for the quarter ended September 30, 2001 increased by $57 million at Global, primarily attributable to the operating results consolidated in connection with the acquisitions of SAESA, ELCHO and EDEERSA, and the commencement of operations at Tanir Bavi. Energy Technologies' operating expenses increased by $42 million due to an increase in the volume and cost of mechanical contract sales.

     Operating expenses for the nine months ended September 30, 2001 increased by $61 million at Global, primarily attributable to the consolidated operating results from the acquisitions of SAESA, ELCHO, and EDEERSA and the commencement of operations at Tanir Bavi. Energy Technologies' operating expenses increased by $37 million due to an increase in the volume and cost of mechanical contract sales, cost overruns of mechanical contracts and the increased cost of outside services due to the continued integration of its mechanical contracting business. These increased costs at Energy Technologies were partially offset by a reduction in restructuring charges.

Energy Holdings -- Net Interest Expense and Preferred Stock Dividend
                   Requirements

     Net Interest Expense and Preferred Stock Dividend Requirements increased $23 million or 62% and $25 million or 21% for the quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000.

     As of September 30, 2001 and December 31, 2000, Energy Holdings had total debt outstanding of $3.231 billion and $2.182 billion, respectively, of which $681 million and $354 million, respectively, was non-recourse to Energy Holdings. The increase of $1.049 billion in outstanding debt for the nine months ended September 30, 2001 was primarily related to the sale of $400 million of 8.625% Senior Notes due 2008 in February 2001 and $550 million of 8.5% Senior Notes due 2011 in July 2001. The net proceeds were used for the repayment of short-term debt outstanding from intercompany loans from PSEG and borrowings under revolving credit facilities and to fund the growth of Global and Resources. Borrowings under the revolving credit facilities and intercompany loans from PSEG were used to fund the growth of Global and Resources. In addition, the non-recourse debt increased due to the acquisitions of SAESA, Tanir Bavi and EDEERSA and the continued drawdown of the loan facility and working capital facility agreements by these consolidated projects and ELCHO and Carthage Power Company (Carthage) located in Rades, Tunisia. Interest expense incurred by projects under construction is capitalized.

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

                                                            Earnings Before Interest and Taxes Contribution
                                                      --------------------------------------------------------------
                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                      ---------------------------        ---------------------------
                                                        2001            2000               2001            2000
                                                      -----------     -----------        -----------     -----------
                                                                         (Millions of Dollars)
EBIT:
Global............................................      $   52          $   36             $  152          $   85
Resources.........................................          46              35                122             120
Energy Technologies...............................          (2)              1                (19)            (15)
Other.............................................          (1)             (3)                (5)             (6)
                                                      -----------     -----------        -----------     -----------
    Total EBIT....................................      $   95          $   69             $  250          $  184
                                                      ===========     ===========        ===========     ===========

     Global

     Global develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets. Global has ownership interests in 30 operating generation projects totaling 4,964 MW (1,935 MW net of other partners' interests) located in the United States, Argentina, China, India, Poland and Venezuela. Global has ownership interests in 15 projects totaling 3,210 MW (1,577 MW net) in construction or advanced development that are located in the United States, Argentina, China, India, Italy, Oman, Poland, Taiwan, Tunisia and Venezuela. For a discussion of the pending sale of certain projects located in Argentina, see
Note 8. Commitments and Contingencies of Notes.

     Until the fourth quarter of 2000, Global's investments consisted of minority ownership positions in projects and joint ventures. Other than fees collected for providing operations and maintenance services, Global's revenues represented its pro-rata ownership share of net income generated by project affiliates which is accounted for by the equity method of accounting. The expenses in the table below were those required to develop projects and general and administrative expenses required to operate the business as a whole. In the fourth quarter of 2000, Global increased its interest in Carthage Power Company, an electric generation facility under construction in Rades, Tunisia from 35% to 60% and completed project financing for a 90% economic interest in ELCHO, a power plant in Poland.

     In the first quarter of 2001, Global increased its interest in Tanir Bavi, an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in EDEERSA, an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest in SAESA, a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

     Summary Results - Global

                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                      ---------------------------        ---------------------------
                                                        2001            2000               2001            2000
                                                      -----------     -----------        -----------     -----------
                                                                         (Millions of Dollars)
EBIT:
Revenues......................................          $  125          $   48             $  251          $  119
Expenses......................................              71              14                 98              37
                                                      -----------     -----------        -----------     -----------
Operating Income..............................              54              34                153              82
Other Income..................................              (2)              2                 (1)              3
                                                      -----------     -----------        -----------     -----------
EBIT..........................................          $   52          $   36             $  152          $   85
                                                      ===========     ===========        ===========     ===========


     Global's EBIT contribution increased $16 million or 44% and increased $67 million or 79% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively.

     The Global EBIT contribution increase for the quarter ended September 30, 2001 was primarily attributable to a net $16 million increase in EBIT resulting from the earnings related to the acquisitions of ELCHO in the third quarter of 2000, EDEERSA in the second quarter of 2001, SAESA in the third quarter of 2001, and the commencement of operations at Tanir Bavi in the second quarter of 2001. In addition, EBIT benefited from an increase of $17 million in Interest Income recorded in connection with the promissory note pending Global's sale of its interest in three Argentine distribution companies, EDEN, EDES and EDELAP, and the CTSN and Parana power plants to a subsidiary of AES, the loans to TIE, and the note received as consideration for the withdrawal from its interest in Eagle Point. EBIT from other projects also benefited the increase in EBIT for the quarter ended September 30, 2001. These increases were partially offset by lower revenues of $9 million due to a reduction in earnings at RGE primarily related to the adverse effect of exchange rate changes in the Brazilian Real and the continued economic slowdown in Brazil and $7 million from lower revenues from Global's withdrawal from its interest in Eagle Point in January 2001.

     The Global EBIT contribution increase for the nine months ended September 30, 2001 was primarily attributable to a net $33 million increase in EBIT realized from the gain on the withdrawal from its interest in Eagle Point, partially offset by lower equity in earnings related to the withdrawal from its interest in Eagle Point in January 2001. A net $21 million increase in EBIT was realized from the earnings related to the acquisitions of ELCHO in the third quarter of 2000, EDEERSA in the second quarter of 2001, SAESA in the third quarter of 2001, and the commencement of operations at Tanir Bavi in the second quarter of 2001. In addition, EBIT benefited from an increase of $30 million in Interest Income recorded in connection with the promissory note pending Global's sale of its interest in three Argentine distribution companies, EDEN, EDES and EDELAP, and the CTSN and Parana power plants, to a subsidiary of AES, the loans to TIE, and the note received as consideration for the withdrawal from its interest in Eagle Point. EBIT increased an additional $10 million from increased earnings at Chilquinta and Luz del Sur. EBIT from other projects also benefited the increase in EBIT for the nine months ended September 30, 2001. These increases were partially offset by lower revenues of $21 million due to a reduction in earnings at RGE primarily related to the adverse effect of exchange rate changes in the Brazilian Real and the continued economic slowdown in Brazil, and a $4 million increase in corporate operating expenses incurred as Global continues to grow its business. Other Income decreased by $4 million primarily due to $3 million of foreign currency transaction gains recorded in 2000 and a $1 million reduction in the fair value of derivatives in 2001.

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

     Summary Results - Resources

                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2001            2000               2001            2000
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)
Revenues.........................................        $    50        $    40             $   134        $   131
Expenses.........................................              4              5                  12             11
                                                       -----------    ------------        -----------    ------------
Operating Income and EBIT........................        $    46        $    35             $   122        $   120
                                                       ===========    ============        ===========    ============



     Resources' EBIT contribution increased $11 million or 31% and $2 million or 2% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively.

     The Resources' EBIT contribution increase for the quarter ended September 30, 2001 was primarily due to higher leveraged lease income from continued investment in such financing transactions.

     The Resources' EBIT contribution increase for the nine months ended September 30, 2001 was due to improved revenues of $3 million primarily attributable to higher leveraged lease income of $34 million from continued investment in such financing transactions, partially offset by lower Net Investment Gains (Losses) of $32 million, of which $28 million resulted from a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds.

     Energy Technologies

     Energy Technologies earns its revenues from providing energy-related engineering, consulting and mechanical contracting services to and constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States.

     Summary Results - Energy Technologies

                                                              Quarter Ended                   Nine Months Ended
                                                              September 30,                     September 30,
                                                       ------------------------------    -----------------------------
                                                          2001             2000             2001             2000
                                                       ------------     -------------    ------------     ------------
                                                                           (Millions of Dollars)
Revenues..........................................       $  135           $   96           $  348           $  317
Expenses..........................................          137               95              369              332
                                                       ------------     -------------    ------------     ------------
Operating Income..................................           (2)               1              (21)             (15)
Other Income......................................           --               --                2               --
                                                       ------------     -------------    ------------     ------------
EBIT..............................................       $   (2)          $    1           $  (19)          $  (15)
                                                       ============     =============    ============     ============

     Energy Technologies' EBIT contribution decreased $3 million and $4 million for the quarter and nine months ended September 30, 2001, from the comparable periods in 2000, respectively.

     The Energy Technologies EBIT contribution decrease for the quarter ended September 30, 2001 resulted primarily from lower margins recorded on increased sales.

     The Energy Technologies EBIT contribution decrease for the nine months ended September 30, 2001 resulted primarily from cost overruns of mechanical contracts and lower margins on sales recorded in the third quarter of 2001. Energy Technologies also experienced an increase in the cost of outside services due to the continued integration of its mechanical contracting business. The EBIT contribution decrease was partially offset by a reduction in restructuring charges.

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

     Regulatory Matters

     Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the New Jersey Board of Public Utilities (BPU) pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, owned by Energy Holdings, on Public Service Electric and Gas Company (PSE&G), an Energy Holdings' affiliate. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

(1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

(2) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

(3) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Order requiring PSE&G to transfer its generation assets to PSEG Power LLC, a wholly-owned subsidiary of PSEG (Final Order), the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. PSE&G must make a filing in the first quarter of 2002 to address the provisions of the Focused Audit in light of the Final Order. Energy Holdings believes that the BPU order issued in 1986 with respect to the formation of PSEG (Holding Company Order), the Final Order and The Energy Competition Act provide the appropriate regulatory framework in the restructured electric and gas markets, and that the provisions of the Focused Audit, if applicable, will not adversely affect its financial condition, results of operations or net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from non-utility investments is expected to continue under the Holding Company Order. At September 30, 2001, Energy Holdings' assets were approximately 28% of PSEG's consolidated assets and PSEG Capital debt amounted to $615 million.

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

Capital Requirements

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the nine months ended September 30, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $1.311 billion. These net investments included leveraged lease investments of $442 million by Resources and net investments of $871 million by Global, primarily related to the acquisition of SAESA and incremental investments in certain existing generation and distribution projects including those in operation and currently under construction and loans to TIE. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

     For the nine months ended September 30, 2001, PSEG invested $400 million of additional equity in Energy Holdings, the proceeds of which were used to fund additional investments at Global

     For a discussion of Global's pending investments, see Note 8. Commitments and Contingencies of Notes.

External Financings

     As of September 30, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $200 million 364-day revolving credit facility. The five-year facility also permits up to $250 million of letters of credit to be issued of which $91 million are outstanding as of September 30, 2001. The 364-day facility and the five-year facility mature in May 2002 and May 2004, respectively. As of September 30, 2001, Energy Holdings had $200 million borrowed under its revolving credit facilities.

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

     In July 2001, Energy Holdings received the proceeds from a private placement of $550 million of 8.50% Senior Notes due 2011. The net proceeds were used for the repayment of short-term debt outstanding from intercompany loans and borrowings under Energy Holdings' revolving credit facilities. The remaining proceeds were used for general corporate purposes. In September 2001, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes. The exchange offer is expected to be completed during the fourth quarter of 2001.

     In September 2001, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for, or the resale of, the $400 million of 8.625% Senior Notes due 2008 sold in February 2001. The exchange offer for these notes is expected to be completed during the fourth quarter of 2001.

     In October 2001, Energy Holdings obtained an uncommitted credit line of up to $100 million from a single financial institution, which can be accessed as market conditions warrant.

     In October 2001, $135 million of 6.74% medium term notes (MTN) matured under the PSEG Capital MTN program and were refinanced with funds from the issuance of short-term debt at Energy Holdings.

     In October 2001, PSEG Chile Holdings, a wholly-owned subsidiary of Global and a $US functional currency entity closed on $150 million of project financing related to its investment in SAESA, a Chilean Peso functional currency entity. The debt is variable and is based on LIBOR. In connection with this project financing, PSEG Chile Holdings entered into two foreign currency forward exchange contracts with a total notional amount of $150 million. The two contracts were entered into to hedge the peso/US dollar exposure on the net investment. This transaction qualifies for hedge accounting under SFAS 133.

Foreign Operations

     As of September 30, 2001, Global and Resources had approximately $3.014 billion and $1.406 billion, respectively, of international assets. As of September 30, 2001, foreign assets represented 60% of Energy Holdings' consolidated assets and the revenues related to those foreign assets contributed 30% to consolidated revenues for the nine months ended September 30, 2001.

     As of September 30, 2001, approximately $2.207 billion or 31% of Energy Holdings' assets are invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela. The Argentine economy has been in a state of recession for approximately three years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment have caused much speculation in the ability of the country to service and refinance $130 billion of debt over the next several years. The Argentine situation has contributed to downward pressure on the Brazilian and Chilean currencies. The Brazilian Real has devalued approximately 41% since year-end 2000 from 1.9510 to $1US to 2.7631 to $1US as of September 30, 2001 and the Chilean Peso has devalued approximately 25% since year-end 2000 from 573.90 to $1US to 720.82 to $1US as of September 30, 2001. The Argentine currency remains pegged at 1 peso to 1 $US though there has been much speculation as to whether or not the peg will hold. Recent actions by the current Argentine administration provide for a more favorable exchange rate for exporters, which has continued to fuel the speculation that the currency peg may not hold. In addition, the Argentine administration cut spending to balance its budget by year-end 2001 to improve financial stability in the region.

     In Argentina, the electricity law provides for a pass-through of devaluation to the end user customer. Customers' bills are first computed in the $US and converted into the peso for billing. This implies that a devaluation will not impact the level of $US revenues an electric distribution company receives. Energy Holdings' faces exposure as a result of secondary impacts of a devaluation on the overall economy, which could follow many different scenarios. In addition, Energy Holdings' share of $US operating company debt is approximately $118 million. This is of concern because such debt becomes more costly to service with a devaluation, and the immediate impact of the devaluation must be recorded through the income statement as the $US debt is revalued into the local currency. Additionally, upon devaluation, Global's operating companies in the region may be exposed to increased collection risk.

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

     Energy Holdings cannot predict if and when currencies will fluctuate against the $US or changes in economic situations in the operating companies in which it invests. However, the impact of these changes could cause material adverse effects to Energy Holdings' financial condition, results of operations or net cash flows. For further discussion of Global's foreign currency risk, see
Note 4. Financial Instruments and Risk Management of the Notes.

Business Environment

     Energy Holdings is currently evaluating the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include the continued weakening of certain Latin American currencies, including the Brazilian Real and the Chilean Peso, lower energy prices in power markets, including power markets where Global invests in merchant generation assets, and further credit rating downgrades of certain airlines in the United States and worldwide. As of September 30, 2001, $2.207 billion or 31% of Energy Holdings' assets were invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela and $196 million or 2% of Energy Holdings' assets were comprised of leveraged leases of sixteen aircraft leased to six separate lessees. Energy Holdings cannot predict the impact of any further currency devaluations, continued economic slowdown, lower energy prices and potential lessee payment defaults; however, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Matters

     For a discussion of SFAS 133 and related DIG issues, and SFAS 141, SFAS 142, SFAS 143, and SFAS 144 see Note 3. Recent Accounting Pronouncements of the Notes.

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

o    environmental concerns;

o market risk and debt and equity market concerns associated with these issues; and

o    acts of war and terrorism.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of Energy Holdings' 2000 Annual Report on Form 10-K.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number           Document
     --------------           --------------------------------------------------
         12                   Computation of Ratios of Earnings to Fixed Charges


(B)  Reports on Form 8-K:

     NONE.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)

                            By: Derek M. DiRisio
                         -------------------------------
                                Derek M. DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)


Date: November 1, 2001