Form 10-K
period 2001-12-31
PSEG ENERGY HOLDINGS INC
filed 2002-03-11
CIK 1089206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from          to
                                                       ---------   -----------

 Commission              Registrant, State of Incorporation,   I.R.S. Employer
 File Number                Address, and Telephone Number     Identification No.
-------------     ------------------------------------------  -----------------
  000-32503                 PSEG ENERGY HOLDINGS INC.            22-2983750
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant is a wholly owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction I
(1) (a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                       Page
                                                                                                       ----
PART I
------
Item 1.    Business.....................................................................................  1
           General......................................................................................  1
           Risk Factors................................................................................. 18
           Competitive Environment...................................................................... 23
           Regulatory Issues............................................................................ 23
           Customers.................................................................................... 25
           Employee Relations........................................................................... 25
           Environmental Matters........................................................................ 25
Item 2.    Properties................................................................................... 25
Item 3.    Legal Proceedings............................................................................ 25
Item 4.    Submission of Matters to a Vote of Security Holders.......................................... 26

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................ 26
Item 6.    Selected Financial Data...................................................................... 27
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........ 28
           Overview and Future Outlook.................................................................. 28
           Results of Operations........................................................................ 30
           Liquidity and Capital Resources.............................................................. 35
           Capital Requirements......................................................................... 38
           Disclosures about Contractual Obligations and Commercial Obligations......................... 40
           Off-Balance Sheet Arrangements............................................................... 40
           Discussion of Critical Accounting Policies................................................... 41
           Environmental Matters........................................................................ 43
           Accounting Issues............................................................................ 45
           Forward Looking Statements................................................................... 45
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk................................... 45
Item 8.    Financial Statements and Supplementary Data.................................................. 45
           Consolidated Financial Statements............................................................ 46
           Notes to Consolidated Financial Statements................................................... 51
           Financial Statement Responsibility........................................................... 78
           Independent Auditors' Report................................................................. 79
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......... 80

PART III
Item 10.   Directors and Executive Officers of the Registrant........................................... 80

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 81
           Schedule II--Valuation and Qualifying Accounts............................................... 82
           Signatures................................................................................... 83

                                     PART I
                                     ------

ITEM 1:  BUSINESS

GENERAL

     PSEG Energy Holdings Inc. (Energy Holdings), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102 is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Unless the context otherwise indicates, all references to "Energy Holdings," "we," "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. We have three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies).

     The following organization chart shows PSEG and its principal subsidiaries Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), Energy Holdings, and PSEG Services Corporation (Services), as well as the principal operating subsidiaries of Energy Holdings.

                            PSEG Organizational Chart


                                  ------------
                                      PSEG
                                  ------------

          ------------    ------------    -------------------      ------------
             PSE&G           Power          Energy Holdings          Services
          ------------    ------------    -------------------      ------------

                                          -------------------
                                                Global
                                          -------------------

                                          -------------------
                                              Resources
                                          -------------------

                                          -------------------
                                          Energy Technologies
                                          -------------------


     We are an affiliate of Public Service Electric and Gas Company, a public utility operating in New Jersey, which is also a wholly-owned subsidiary of PSEG.

ENERGY HOLDINGS

     We participate in three energy-related reportable segments through our wholly-owned subsidiaries: Global, Resources and Energy Technologies. Together, these operating segments have more than 100 financial and operating investments. We seek to pursue investment opportunities in the rapidly changing global energy markets, with Global focusing on the operating segments of the electric industries and Resources seeking to make financial investments in these industries. Energy Technologies focuses on constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems and providing energy-related engineering, consulting and mechanical contracting services to industrial and commercial customers.

      We have assets that support both long-term growth and near-term earnings. We seek to balance risk, return, timing of cash flow and growth objectives in creating a complementary blend of assets. Resources' assets generate cash flow and earnings in the near term, while investments at Global generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global and Energy Technologies.

     Our portfolio is diversified by number, type and geographic location of investments. As of December 31, 2001, and December 31, 2000, assets were comprised of the following types of investments:

                                                        December 31, 2001     December 31, 2000
                                                        -----------------     -----------------
Leveraged Leases.....................................            37%                 43%
International Electric Distribution Facilities.......            28%                 24%
International Generation Plants......................            18%                 10%
Domestic Generation Plants...........................             7%                  7%
Energy Services......................................             4%                  6%
Other Passive Financial Investments..................             3%                  6%
Other................................................             3%                  4%

     The characteristics of each of these investment types are described in more detail below.

GLOBAL

Business Description

     Global is an independent power producer and distributor which develops, acquires, owns and operates electric generation and distribution facilities and is engaged in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets.

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

     Generally, Global has sought to minimize risk in the development and operation of its generation projects by selecting partners with complementary skills, structuring long-term power purchase contracts, arranging financing prior to the commencement of construction and contracting for adequate fuel supply. As Global has grown, its objective has evolved from being a minority or equal partner to seeking to be the majority or sole owner of many of its investments. Historically, Global's operating affiliates have entered into long-term power purchase contracts, selling the electricity produced for the majority of the project life. However, two plants in Texas, two plants in China, a plant in Argentina, and a plant (in advanced development) in Poland will likely operate as merchant plants without long-term power purchase contracts.

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

     Global attempts to limit its financial exposure to each project and to mitigate development risk, foreign currency exposure, interest rate risk, and operating risk, including exposure to fuel costs, through contracts. In addition, project loan agreements are generally structured on a non-recourse basis. Further, Global generally structures project financing so that a default under one project's loan agreement will have no effect on the loan agreements of other projects or our debt.

     Global has ownership interests in 31 operating generation projects totaling 4,992 MW (2,047 MW net) and 13 projects totaling 3,205 MW (1,399 MW net) in construction or advanced development. Of Global's generation projects in operation, construction or advanced development, 1,350 MW net or 39% are located in the United States. Global is actively involved, through its joint ventures, in managing the operations of 15 operating generation projects and will be actively involved in managing the operations of five projects in construction or advanced development.

     Global's business includes electric distribution where it can be linked to existing or prospective generation opportunities. Since 1997, Global has invested in eight distribution companies which serve approximately 3.6 million customers and a population of 14 million in Argentina, Brazil, Chile and Peru. Global is actively involved in managing the operations of these distribution companies in accordance with shareholder agreements and/or operating contracts. Investments in these rate-regulated distribution companies represented 28% of our assets, or $2.1 billion, as of December 31, 2001.

     Global's analysis of distribution investments is based on an in-depth assessment of the regulatory environment, expected growth in the service area and related generation opportunities. Global's experience in the technical and operating aspects of electric distribution systems enables it to identify and correct operational deficiencies and thereby enhance efficiency and profitability. Global's approach to management of its distribution investments is to appoint a transition team, which includes its own experts and local representatives, with appropriate experience to assess operational activities and implement improvements as required. The team then recruits local managers to ultimately assume operational responsibility. When required, Global has contracted with its affiliate, Public Service Electric and Gas Company, to assist in investment evaluation and project assessment and provide facility management and operation services.

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

     For a complete discussion of the AES notification of termination of the pending sale of certain Argentine assets to a subsidiary of AES and certain other events, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements. For a discussion of the fiscal and cash uncertainties and potential asset impairment due to the Argentine economic, political and social crisis, see Note 13. "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

     As of December 31, 2001 and December 31, 2000, Global had assets of approximately $4.1 billion and $2.3 billion, respectively.

     Strategic Overview

     Global's goal is to develop, own and operate electric generation and distribution facilities in selected high-growth areas of the worldwide energy market. In carrying out its strategy, Global's assessment of potential opportunities includes a multi-faceted analysis of the country, potential partners and transaction economics. Global identifies target markets based on economic fundamentals, including expected growth of electricity consumption, evaluation of the social, political and regulatory climates, and the opportunities for participation by private power developers. Following the identification of target markets, Global evaluates the possibility of utilizing partners with local contacts and complementary expertise. Global's strategy is to consider investments or projects in which it is the sole or majority owner if justified by strategic considerations, anticipated returns and other factors. Global then focuses on projects which meet or exceed its specified risk-adjusted rate of return and which present potential synergies with existing projects or anticipated future investments. As a result of the implementation of this analytical approach, Global has developed or acquired interests in electric generation and/or distribution facilities in the United States, Argentina, Brazil, Chile, China, India, Italy, Peru, Poland and Venezuela. In addition, projects are in construction or advanced development in the United States, Argentina, China, Italy, Oman, Poland, Taiwan, Tunisia and Venezuela. Global expects that future development of additional projects will take place primarily outside the United States.

                              Generation Facilities
      Global has invested in the following generation facilities which are in operation or under construction or advanced development:

                                                                                                     Global's
                                                                                       Global's     Net Equity
                                                                           Total      Ownership    Interest in
                                       Location         Primary Fuel         MW        Interest      Total MW
                                       --------         ------------         --        --------      --------
Operating Power Plants
----------------------
United States
-------------
Texas Independent Energy
   Guadalupe.......................       TX            Natural gas         1,000         50%           500
   Odessa..........................       TX            Natural gas         1,000         50%           500
Kalaeloa...........................       HI                Oil               180         50%            90
GWF
   Bay Area I......................       CA           Petroleum coke          21         50%            10
   Bay Area II.....................       CA           Petroleum coke          21         50%            10
   Bay Area III....................       CA           Petroleum coke          21         50%            10
   Bay Area IV.....................       CA           Petroleum coke          21         50%            10
   Bay Area V......................       CA           Petroleum coke          21         50%            10
Hanford............................       CA           Petroleum coke          27         50%            14
Hanford - Peaking Plant............       CA            Natural gas            90         50%            45
SEGS III...........................       CA               Solar               30          9%             3
Tracy..............................       CA              Biomass              21         35%             7
Bridgewater........................       NH              Biomass              16         40%             6
Kennebec...........................       ME               Hydro               15         16%             2
Conemaugh..........................       PA               Hydro               15         50%             8
                                                                           ---------               -------------
         Total United States                                                2,499                     1,225
                                                                           ---------               -------------
International
-------------
CTSN(B)............................   Argentina     Coal/Natural gas/Oil      650         19%           124
MPC
   Jingyuan - Units 5 and 6........     China               Coal              600         15%            90
   Tongzhou........................     China               Coal               30         40%            12
   Nantong.........................     China               Coal               24         46%            11
   Jinqiao (Thermal Energy)........     China             Coal/Oil            N/A         30%           N/A
   Zuojiang - Units 1, 2 and 3.....     China              Hydro               72         30%            22
   Fushi - Units 1, 2 and 3........     China              Hydro               54         35%            19
   Shanghai BFG....................     China        Blast furnace gas         50         16%             8
PPN................................     India       Naphtha/Natural gas       330         20%            66
Tanir Bavi.........................     India             Naphtha             220         74%           163
Prisma
   Crotone.........................     Italy             Biomass              20         26%             5
Electroandes.......................      Peru              Hydro              183        100%           183
Chorzow (Existing Facility)........     Poland              Coal              100         55%            55
Turboven
   Maracay.........................   Venezuela         Natural gas            60         50%            30
   Cagua...........................   Venezuela         Natural gas            60         50%            30
TGM................................   Venezuela         Natural gas            40          9%             4
                                                                           ---------               -------------
         Total International                                                2,493                       822
                                                                           ---------               -------------
         Total Operating Power Plants                                       4,992                     2,047
                                                                           ---------               -------------
                                                                                                                   Scheduled In
Power Plants in Construction or Advanced Development                                                               Service Date
----------------------------------------------------                                                               ------------
United States
-------------
GWF Energy
   Henrietta - Peaking Plant(A)....       CA            Natural gas            90         50%            45            2002
   Tracy - Peaking Plant(A)........       CA            Natural gas           160         50%            80            2002
International
-------------
Parana(B)..........................   Argentina         Natural gas           830         33%           274            2002
Haian (Thermal Energy).............     China               Coal              N/A         50%           N/A            2002
Prisma
   Strongoli.......................     Italy             Biomass              40         26%            10            2002
   Porto Empedocle(A)..............     Italy             Biomass              24         26%             6            2002
   Bando...........................     Italy             Biomass              20         51%            10         2002/2003
Salalah............................      Oman           Natural gas           200         81%           162            2003
Skawina CHP(A).....................     Poland              Coal              590         35%           207            2002
Chorzow............................     Poland              Coal              220         90%           198            2003
Kuo Kuang..........................     Taiwan          Natural gas           480         18%            84            2003
Rades..............................    Tunisia          Natural gas           471         60%           283            2002
Turboven
   Valencia(A).....................   Venezuela         Natural gas            80         50%            40            2002
                                                                           ---------               -------------
         Total Construction or Advanced Development                         3,205                     1,399
                                                                           ---------               -------------
         TOTAL Generation Facilities                                        8,197                     3,446
                                                                           =========               =============

A = Advanced Development
B = Assets Held for Sale

The following descriptions include Global's significant generation facilities:

Domestic Generation In Operation

    Texas Independent Energy

     In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas.

     The first TIE facility, a 1,000 MW gas-fired combined-cycle electric generation facility in Guadalupe County in south central Texas commenced commercial operation in January 2001. Guadalupe has entered into bilateral power purchase agreements for the sale of approximately 46% of its expected output in 2002. The balance of the output will be sold via spot or short-term basis into the Texas power market. As market conditions warrant, Guadalupe will continue to enter into power purchase agreements. In 2001, the plant generated approximately 3,723 GWH of electric energy and $168 million of gross revenue.

     The second TIE facility, a 1,000 MW gas-fired combined-cycle electric generation facility near Odessa, Texas commenced full commercial operations in August 2001. Odessa has entered into bilateral power purchase agreements for the sale of approximately 19% of its expected output in 2002. The balance of the output will be sold via spot or short-term basis into the Texas power market. As market conditions warrant, Guadalupe will continue to enter into power purchase agreements. In 2001, the plant generated approximately 1,398 GWH of electric energy and $38 million of gross revenue. For a discussion of the Texas power market, See "-- Managements Discussion and Analysis -- Business Environment."

    Kalaeloa

     The Kalaeloa power plant is a 180 MW oil-fired cogeneration plant located at Barbers Point, Oahu, Hawaii, which began operating in April 1990. Global purchased a 49% limited partnership interest in the facility in 1997 and a 1% general partnership interest in April 2000. Global's partner is Harbert Power. All of the electricity generated by the Kalaeloa power plant is sold to Hawaiian Electric Company under a 25-year power purchase contract terminating in May 2016. Under a steam purchase and sale agreement expiring in May 2016, the Kalaeloa power plant will supply approximately 121,000 lbs./hr. of steam to Hawaiian Independent Refinery, Inc. In 2001, the plant generated approximately 1,354 GWH of electric energy for sale to Hawaiian Electric Company and approximately $111 million of gross revenue. The plant availability factor in 2001 was 97%.

    GWF and Hanford

     Global and Harbert Power each own 50% of GWF Power Systems, LP, which owns and operates five petroleum coke-fired power plants totaling 102.5 MW in the San Francisco Bay area in California. Power purchase contracts for the plants' net output are in place with Pacific Gas and Electric Company (PG&E) ending in 2020 and 2021. In 2001, the plants generated 802 GWH of electric energy for sale to PG&E and approximately $90 million of gross revenue. The plants went into service between October 1989 and December 1990. The average availability factor of the five plants in 2001 was 97%.

     Global and Harbert Power each own 50% of Hanford LP, which owns and operates a 27 MW petroleum coke-fired facility in Hanford, California. A power purchase contract for the plant's net output is in place with PG&E through 2011. In July 2001, GWF, Hanford and Tracy entered into an agreement with PG&E (Agreement) and amendments to their power purchase agreements with PG&E that contained the Public Utilities Commission of the State of California (CPUC) approved pricing for a term of five years commencing July 16, 2001.

     In 2001, the Hanford plant generated 196 GWH of electric energy for sale to PG&E and steam which was sold to Pirelli-Armstrong Tire Corp. The Hanford plant generated approximately $20 million of gross revenue in 2001 and had an availability factor of 94%.

     For a discussion of the California Power Market and PG&E, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Qualitative and Quantitative Disclosures About Market Risk - California Power Market."

    Hanford Peaking Plant

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC (an affiliate of Harbert Power), entered into a 10-year power purchase agreement with the California Department of Water Resources (DWR) to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants. Total project cost is estimated at $325 million. The first plant, the Hanford Peaking facility, was completed and began operation in August 2001. The simple-cycle Hanford Peaking Plant, based on two General Electric LM 6000 gas turbines, is located in Hanford, California and was designed to provide up to 95 MW of electricity during "peak periods" of high electric demand. Energy and capacity not scheduled by the DWR is available for sale by GWF Energy. This facility is one of three plants GWF Energy is building in California to support the agreement entered into in May 2001 with the DWR. The additional two peaking generation facilities are expected to begin operations in 2002. The Hanford Peaking plant had approximately $18 million in gross revenue in 2001.

     On February 25, 2002 the CPUC filed a complaint with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act against sellers who, pursuant to long-term, FERC authorized contracts, provide power to the DWR. GWF Energy is a named respondent in this proceeding. The CPUC's complaint, which addresses 44 transactions embodied in 32 contracts with 22 sellers, alleges that collectively, the specified long term wholesale power contracts are priced at unjust and unreasonable levels and requests FERC to abrogate the contracts to enable the State to obtain replacement contracts as necessary or in the alternative, to reform the contracts to provide for just and reasonable pricing, reduce the length of the contracts, and strike from the contracts the specific non-price and conditions found to be unjust and unreasonable. In the event of an adverse ruling by the FERC, Energy Holdings and Global would reconsider any plans to invest in additional generation facilities in California.

International Generation in Operation

     Global owns interests in operating generation facilities in Argentina, China, India, Italy, Peru, Poland and Venezuela. Over the next five years, Global anticipates pursuing additional opportunities resulting from its presence in these countries and other countries in which it currently does business, as warranted by local market considerations.

   Argentina
   ---------

    CTSN

     Central Termica San Nicolas (CTSN) is a 650 MW electric generation facility located near the city of San Nicolas, Argentina that is 19% owned by Global and 69% by The AES Corporation (AES), with the remaining 12% owned by CTSN's employees. CTSN was acquired in 1993 in conjunction with the initial Argentine privatization process, and consists of one 350 MW and four 75 MW steam turbines.

     For a complete discussion of the pending sale of certain Argentine assets to a subsidiary of AES, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements. For a discussion of the Argentine economic crisis, see Note 13. "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

   China
   -----

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

     As the result of its existing investments in China, MPC has established relationships and partnerships with local authorities. Its focus has been on investment opportunities in eastern China, where power demand is high and cogeneration opportunities exist, central China, where heavy industry is located and there are abundant supplies of coal, and northwest and southwest China, where power shortages prevail and central government policy continues to support growth in designated areas. MPC has started to invest in Taiwan in 2001 through the Kuo Kuang project (for a discussion of the Kuo Kuang project, see "Power Plants in Construction or Advanced Development - Taiwan - Kuo Kuang"). MPC's strategy is to identify projects that are consistent with central government policies, to pursue negotiated investment opportunities rather than competitive bid situations and to seek projects with demonstrated expansion possibilities.

     MPC is focused on developing, acquiring, owning and operating electric and thermal heat generation facilities in China and Taiwan. MPC seeks to structure long-term power purchase contracts with its customers and to incorporate take-or-pay and minimum take provisions to support debt service and a specified equity return. Pricing terms for energy from its facilities generally include a base price and indexed adjustments to compensate for changes in inflation, foreign currency exchange rates up to the minimum equity return and laws affecting taxes, fees and required reserves. For cogeneration facilities, instead of selling the electricity through long-term power purchase contracts, MPC sells its output through an annually determined quota fixed in accordance with a pre-determined formula which essentially determines the amount of electricity to be sold by reference to the amount of steam generated by the cogeneration facilities. The two cogeneration plants in Tongzhou and Nantong operate under this system. MPC's projects, either under construction or in operation, have obtained all required approvals to enable issuance of a business license in their respective localities. As legal business entities, these projects generally have access to foreign currency exchange markets.

     Minority investments held by Global in seven generation facilities located in China totaled 162 MW net and generated less than 2% of Global's total gross revenues in 2001.

   India
   -----

     PPN

      Global owns a 20% interest in PPN Power Generating Company Limited (PPN), which has a 330 MW gas-fired combined-cycle facility in the State of Tamil Nadu, India. Commercial operation commenced in April 2001. Global's partners include Marubeni, with a 26% interest, El Paso Energy Corporation, with a 26% interest and the Reddy Group, with a 28% interest. A power purchase contract has been entered into for the sale of 100% of the output to the State Electricity Board of Tamil Nadu for 30 years, with an agreement to take-or-pay to a Plant Load Factor (PLF) of 85%. Letters of credit, a State guarantee and an escrow arrangement are intended to support the contract. The State guarantee has been received. The letters of credit and the escrow arrangement are being negotiated. Foreign currency exposure has been minimized by utilizing partial local currency (Rupee) financing and providing for devaluation protection, up to a base return, in the power purchase contract. In 2001, the plant generated approximately 745 GWH of electric energy and $90 million of gross revenue.

      Tanir Bavi

      In September 2000, Global acquired a 49% interest in Tanir Bavi Power Company Private Ltd. In January 2001, Global acquired an additional 25% interest in the project bringing its total ownership interest to 74%. The facility includes a 220 MW barge mounted, combined-cycle generating facility. Global's partner in the venture is GMR Vasavi Group, a local Indian company. The plant commenced combined-cycle commercial operation in November 2001. Power from the facility will be sold under a seven year fixed price power purchase agreement with the Karnataka Electricity Board that is renewable for an additional five year term under a mutually agreeable tariff. The initial agreement is take or pay to a plant load factor (PLF) of 85% with incentive payments for performance above the base PLF. The contract is supported by a State guarantee and an escrow arrangement. Letter of credit arrangements are in process. In 2001, the plant generated approximately 570 GWH of electric energy and $58 million of gross revenue.

   Peru
   ----

      Electroandes

      In December 2001, Global acquired Empresa de Electricidad de los Andes S.A. (Electroandes) for $227 million, subject to certain purchase price adjustments pending completion in April 2002. Electroandes is the sixth largest electric generator in Peru with a 6% market share. Electroandes' main assets include four hydroelectric facilities with a combined installed capacity of 183 MW and 460 miles of transmission lines located in the Central Andean region (northeast of Lima). In addition, Electroandes has a temporary concession to develop a 100 MW expansion of an existing station and a 150 MW greenfield hydroelectric facility for a period of two years from March 15, 2001. In 2000, Electroandes generated 1,150 GWH of electrical energy, of which 97% was sold through power purchase agreements to mining companies in the region.

   Venezuela
   ---------

      TGM

      Global, in partnership with Corporacion Industrial de Energia (CIE), owns Turbogeneradores de Maracay (TGM), a 40 MW natural gas-fired plant in Venezuela. TGM sells all of the energy produced under contract to Manufacturas del Papel (MANPA), a paper manufacturing concern located in Maracay. MANPA and CIE have common controlling shareholders. Through its indirect 9% ownership interest in

TGM, which has been held since 1995, and its relationship with CIE and MANPA, Global has obtained an understanding of the power requirements of potential customers in the north-central industrial region of Venezuela and the supply dynamics of the existing system.

      Turboven

      In January and February 2001, Global commenced commercial operation of two gas-fired simple-cycle electric generation facilities with total installed capacity of up to 120 MW and associated distribution systems to serve industrial customers in Maracay (60 MW) and Cagua (60 MW). The facilities are owned and operated by Turboven, an entity which is jointly owned by Global and CIE. The facilities utilize refurbished General Electric turbines and local fuel. Through its previous investment in Venezuela, Global determined that industrial users were dissatisfied with the quality of service from the existing power grid. To date, power purchase contracts have been entered into for the sale of approximately 70% of the output of Maracay and Cagua, to various industrial customers, of which approximately 50% are subsidiaries or affiliates of multinational companies. The power purchase contracts are structured to provide energy only with minimum take provisions. Fuel costs will be passed through directly to customers and the energy tariffs will be calculated in US Dollars and paid in local currency. In 2001, the plants in Maracay and Cagua generated approximately 317 GWH and 124 GWH of electric energy, respectively, and $12 million and $8 million of gross revenue, respectively. For a discussion of the recent devaluation of the Venezuelan Bolivar, see "Note 13. Commitments and Contingencies."

   Poland
   ------

      Chorzow

      In October 2000, Global acquired a 55% economic interest in a 100 MW combined heat and power plant in Chorzow, in the Upper Silesia region of Poland, with Elektrownia Chorzow holding the remaining interest. As a part of the acquisition of the existing plant, Global obtained the rights to construct, and has begun construction on, a 220 MW electrical and 500 MW thermal combined heat and power plant in Chorzow. Global currently holds a 55% economic interest in Elektrocieplownia Chorzow Sp. z o.o. (ELCHO), including both the old plant and the plant under construction, with the anticipation of expanding such interest to approximately 90% by 2003. Global intends to operate the existing plant until the new plant comes on line in 2003. Polskie Sieci Elektroenergetyczne SA (PSE), the Polish Power Grid Company, has signed a long-term power purchase agreement with ELCHO and it is planned for all of the power to be delivered into the local distribution system. During 2001, the existing plant generated approximately 230 GWH of electric energy and $21 million of gross revenue.

      For further discussion of Global's interest in the construction of the new generation facility located in Poland, see " Power Plants in Construction or Advanced Development -- Poland -- Chorzow."

Power Plants in Construction or Advanced Development

      Global has 13 projects in construction or advanced development totaling 3,205 MW (1,399 MW net) located in the United States, Argentina, China, Italy, Oman, Poland, Taiwan, Tunisia and Venezuela. Global seeks to obtain power purchase contracts for the output of its plants. Global has obtained long-term power purchase contracts for the output of its plants in China, Italy, Poland, Taiwan, Tunisia and Venezuela.

   United States
   -------------

      Henrietta and Tracy Peaking Plants

      In May 2001, GWF Energy entered into a 10-year power purchase agreement with the California DWR to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants. In addition to the 90 MW Hanford Peaking facility that commenced operation in August 2001, two additional peaking facilities are currently in advanced development (the Henrietta and Tracy Peaking facilities) and are expected to commence operations in 2002. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, expected to occur in 2002.

      For a description of a CPUC complaint against sellers (including GWF Energy), who are counterparties in long-term contracts with the DWR, see "Hanford Peaking Plant."

   Argentina
   ---------

      Parana

      In June 1999, Global and AES closed on the non-recourse project financing of the Parana facility, an 830 MW natural gas-fired combined-cycle electric generation facility constructed on land adjacent to the CTSN facility in San Nicolas. Global has a 33% ownership share in AES Parana, S.A., the joint venture entity that constructed and operates the Parana project. AES owns the remaining 67%. Parana has been designed to serve as a base load generator and operate as a merchant plant selling into the wholesale power market in Argentina. In February 2002, the Parana facility commenced commercial operations.

      For a complete discussion of the AES notification of termination of the pending sale of certain Argentine assets to a subsidiary of AES and certain other events, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements. For a discussion of the Argentine economic crisis, see
Note 13. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

   Oman
   ----

      Salalah

      In March 2001, Global, through Dhofar Power Company (DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. A consortium led by Global (81% ownership) and several major Omani investment groups owns DPCO. The project will enhance the existing network of generation, transmission and distribution assets and is expected to add 200 MW of new generating capacity. The project achieved financial closure in September 2001 and construction on the project commenced in the same month. The project is expected to achieve commercial operation by March 2003. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

   Poland
   ------

      Chorzow

      In October 2000, Global closed the project financing for a combined heat and power plant currently under construction in Poland. The capacity of the facility, which will be located in Chorzow, is planned to be 220 MW (electrical) and 500 MW (thermal). This new facility will replace an existing 100 MW heat and power generation facility. Global's economic interest in the project is currently 55%, with the anticipation of expanding such interest to approximately 90% by 2003, with the balance held by a local Polish company. Total project cost is estimated at $324 million. Global's equity investment, including contingencies is not expected to exceed $105 million. The plant has a targeted commercial operation date in 2003. PSE, the Polish power grid company, has entered into a 20-year power purchase agreement with ELCHO for 100% of the electrical output. All of the thermal energy will be sold to Przedsiebiorstwo Energetyki Cieplnej, the district heating company serving the city of Katowice and its surrounding communities, for a term of 20 years.

   Skawina CHP

      In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Southern Poland. As part of the transaction, PSEG Global will purchase additional shares at closing, which will make PSEG the majority owner of Skawina. The transaction includes the obligation to purchase additional shares in 2003 that will bring PSEG's aggregate interest in Skawina CHP to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts consistent with current practice in Poland. The sale is part of the Polish Government's energy privatization program. Global's equity investment is expected to be approximately $44 million.

   Taiwan
   ------

      Kuo Kuang

      In 2001, through MPC, Global acquired a 17.5% indirect interest in a 480 MW gas-fired combined-cycle electric generation facility in Kuo Kuang, Taiwan. MPC has a 35% interest in Kuo Kuang and partners with two local Taiwanese companies, Chinese Petroleum Corporation and CTCI Corporation. Kuo Kuang has entered into a 25-year power purchase contract for the sale of 100% of its electric output to Taiwan Power Company, the national utility. The power purchase contract payments consist of a fixed capacity charge to cover debt and equity return as well as fixed and variable charges to cover fuel, operations and maintenance costs. The tariff will be paid in local currency. Kuo Kuang obtained project financing in September 2001 and is expected to be in operation in 2003, with a total cost of approximately $320 million. Global's equity investment, including contingencies, is expected to be approximately $20 million.

   Tunisia
   -------

      Rades

      Global and its partners, Sithe Energies, Inc. and Marubeni Corporation, closed project financing for a 471 MW gas-fired combined-cycle electric generation facility in Rades, Tunisia, in August 1999. In December 2000, Global and Marubeni Corporation purchased Sithe Energies, Inc.'s interest in Carthage Power Company. As a result, Global owns 60% of the facility with Marubeni owning 40%. Global will be the operator. A 20-year power purchase contract has been entered into for the sale of 100% of the output to Societe Tunisienne d'Electricite et du Gaz, the national utility. The power purchase contract tariff consists of a fixed capacity charge to cover debt and equity return as well as fixed and variable charges to cover fuel, operations and maintenance costs. Each tariff component will be paid in local currency (Dinars) and indexed to actual costs or a combination of US Dollars and Euros. The facility is expected to be in operation in 2002 at a total cost of approximately $261 million. Global's equity investment, including contingencies, is expected to be approximately $59 million.


                        ELECTRIC DISTRIBUTION OPERATIONS
                                                                     Global's
                                                Number of            Ownership
                               Location         Customers            Interest
                               --------         ---------            --------
EDEN*........................ Argentina            270,000               30%
EDES*........................ Argentina            150,000               30%
EDELAP*...................... Argentina            280,000               30%
EDEERSA...................... Argentina            235,000               90%
Rio Grande Energia...........   Brazil             990,000               32%
Chilquinta Energia...........   Chile              400,000               50%
SAESA........................   Chile              630,000              100%
Luz del Sur..................    Peru              690,000               44%
                                                 ---------
           Total.............                    3,645,000
                                                 =========
* = Assets Held for Sale


   Argentina
   ---------

      EDEN, EDES and EDELAP

      Global and its partner, AES, own Empresa Distribuidora de Energia Norte S.A. (EDEN) and Empresa Distribuidora de Energia Sur S.A. (EDES) which distribute electricity to areas within the Province of Buenos Aires. In addition, Global and AES own Empresa Distribuidora La Plata S.A. (EDELAP) which distributes electricity predominantly in the provincial capital, La Plata. Global has a 30% ownership interest in each of EDEN and EDES and EDELAP.

      Pursuant to contracts and operating practices, Global has operating responsibilities with respect to these three distribution systems. Shareholder agreements specify corporate governance, voting rights and key financial elements. Global has veto power over major decisions including, among other things, material contracts, indebtedness, bankruptcy, sale of assets, operating and capital budgets and dividend policy.

      For a complete discussion of the AES notification of termination of the pending sale of certain Argentine assets to a subsidiary of AES and certain other events, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements. For a discussion of the Argentine economic crisis, see
Note 13. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

      EDEERSA

      In December 2000, Global agreed to purchase 41% of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA) and obtained an option to purchase an additional 49% interest in EDEERSA. The remaining 10% of EDEERSA is indirectly owned by its employees. In June 2001, Global exercised its option to acquire the additional 49% of EDEERSA, bringing its total ownership of EDEERSA to 90%. The December 2000 acquisition was valued at approximately $117 million net of outstanding debt assumed of approximately $83 million. In June 2001, Global exercised its option to acquire an additional 49% of EDEERSA, bringing its total ownership of EDEERSA to 90%. The additional ownership was purchased for $110 million.

      EDEERSA is the main distributor of electricity in the Province of Entre Rios, Argentina. Entre Rios is located to the north of the Province of Buenos Aires and west of Uruguay. EDEERSA holds a 40-year exclusive concession, granted in 1996 at the time of privatization, to distribute electricity throughout its service territory, which covers 21,000 square miles and has an estimated population of 1.1 million people. EDEERSA's distribution network consists of approximately 9,100 miles of high, medium and low voltage power lines. EDEERSA's approximately 235,000 customers consume approximately 1,575 GWH of electrical energy per annum. In 2001, EDEERSA generated $122 million of gross revenue.

      Distribution tariffs are regulated by the provincial authority, Ente Provincial Regulador de la Energia, utilizing the "price-cap with periodic review" methodology, a type of incentive regulation which allows regulated companies to retain a portion of the economic benefits arising from efficiency gains. As a general matter, the tariff is intended to allow distribution companies to recover the cost of electricity and to earn a margin for distribution services. Large industrial users may purchase electricity from distributors or directly from generators with the local distributor collecting a toll. Any loss of such customers is not expected to have a material impact on the profitability of the distribution system. Every five years the tariff schedule is revised based on a variety of factors. The first such tariff review was completed in August 2001.

      The new tariff structure resulted in an average rate reduction of 3% on EDEERSA's energy sales, which was partially offset by compensation for items that were previously ignored in the tariff structure, including reimbursement for such items as the cost of sending the cut-of-service notice, customer contributions for special connections and network connections, and the cost of house inspections. On average, EDEERSA's contribution margin was decreased by less than one percent.

      In addition, periodic rate adjustments are made as follows: changes in the lower of (i) US PPI and CPI and (ii) Argentine PPI and CPI - every six months; and changes in cost of electricity, distribution and connections - every three months. With the new tariff structure, the changes in the PPI and the CPI are reflected into the tariffs as the lower of the change in local PPI/CPI or the change in the United States' PPI/CPI, with no adjustment if the change is less than one percent.

      EDEERSA receives its electricity supply from the National Interconnected System through three connection points. Due to the mechanics of the pass-through mechanism for energy purchases in EDEERSA's tariffs, the company does not have any power purchase agreements with any generators but, instead, purchases all of its energy requirements from the spot market. This ensures a full pass- through of all energy purchase costs to EDEERSA's customers.

      The quality of service of the distribution system is measured against established standards and penalties may be imposed and paid to compensate customers if such standards are not achieved. Global is developing capital improvement budgets, and expects to meet the quality of service standards. Failure to meet required standards would result in penalties which are not expected to have a material impact on the distribution system, although no assurances can be given.

      For a complete discussion of the AES notification of termination of the pending sale of certain Argentine assets to a subsidiary of AES and certain other events, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements. For a discussion of the Argentine economic crisis, see
Note 13. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.


   Brazil
   ------

     Rio Grande Energia

      Together with VBC Energia, a consortium of Brazilian companies formed to invest in electric privatization, and Previ, the largest pension fund in Brazil, Global acquired Rio Grande Energia (RGE), a Brazilian distribution company privatized in 1997. Global's ownership interest in RGE is approximately 32%. Global is the named operator for the system. A shareholder's agreement establishes corporate governance, voting rights and key financial provisions. Global has veto rights over certain actions, including approval of the annual budget and financing plan, executive officers, significant investments or acquisitions, sale or encumbrance of assets, establishment of guarantees, amendment of the concession agreement and dividend policies. Day-to-day operations are the responsibility of RGE, subject to partnership oversight. During 2001, VBC Energia and Previ transferred their shares to CPFL, an electric distribution company in which each of VBC Energia and Previ have an interest.

      RGE serves approximately 990,000 customers in the state of Rio Grande do Sul in Southern Brazil and operates under a 30-year non-exclusive territorial concession agreement ending in 2027. The concession is non-exclusive in that the distribution system must provide large consumers the right to choose another provider of energy or to self-generate. Global does not believe this represents a substantial threat to the profitability of the distribution system in Brazil since the tariff structure provides the distribution system the opportunity to recover all costs associated with distribution service plus a return. RGE secures its energy supply through contractual agreements expiring between 2007 and 2020. RGE also purchases 20% of its requirements through 2013 under the terms of contracts which are denominated in US Dollars. During 2001, RGE delivered approximately 6,000 GWH of electricity and generated $475 million in gross revenue.

      RGE is regulated by Agencia Nacional de Energia Eletrica (ANEEL), the national regulatory authority. ANEEL's functions include granting and supervising electric utility concessions, approving electricity tariffs, issuing regulations and auditing distribution systems' performance. The rate setting process for Brazilian distribution companies has two components, an annual adjustment for which RGE applies every April and which is embedded in the concession contract, and a rate revision which will be calculated for RGE in 2003 and every subsequent fifth year anniversary.

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

      ANEEL also monitors service quality by auditing duration and frequency of outages as well as several other performance measures. Global is implementing capital improvement budgets which attempt to meet the quality of service standards. Failure to meet required standards would result in penalties which, if assessed, would not be expected to have a material negative impact on the distribution system, although no assurances can be given.

      During 2001, Brazil experienced severe energy shortages, which prompted the Brazilian Federal Government to implement electricity rationing throughout the country commencing in June 2001. The emergency legislation divided the country into zones and applied different rationing requirements. RGE is located in the South region and, as such, is required to observe the regulations applicable to this region. The emergency legislation called for voluntary rationing of 7% by all consumers who consume more than 100 kilowatt hours per month. From implementation to the end of 2001, RGE experienced an 8% drop in consumption. Effective March 1, 2002, the Brazilian Federal Government terminated the plan of electricity rationing.

      In response to the rationing plan, RGE along with Brazil's other distribution companies successfully lobbied the Brazilian Federal Government in 2001 to implement a compensation plan. The procedure for obtaining compensation requires distribution companies to estimate their financial losses from rationing to ANEEL for review and approval. Once ANEEL has approved the loss amount, RGE will be entitled to receive a loan from BNDS, a government agency, for 90% of the loss amount and will be entitled to a tariff increase to cover the remaining 10% of the losses.

      Another regulatory change has revised the fuel price pass-through mechanism, which will be potentially beneficial to RGE. Under prior regulations, the fuel pass-through component of the tariff charged to consumers did not cover losses due to currency devaluations. Under the new regulations, RGE will be able to track the difference between the tariff and the actual fuel costs. The difference along with interest applicable to the difference will be covered in the next year's tariff adjustment.

      RGE is currently engaged in a dispute with its regulator ANEEL which is seeking to mandate a reduction in RGE's fixed asset base due to a pre-privatization review of Companhia Estadual de Energia's (CEEE) asset base. This pre-privatization review was not brought to the attention of the bidders during the RGE privatization process. The result of such a decrease in RGE's fixed asset base would be a reduction in RGE's tariff of approximately $8 million during the next rate case as RGE's return on fixed assets would be above the accepted level. RGE is currently contesting the matter.

      On January 9, 2002, President Enrique Cardozo met with his Crisis Cabinet to propose changes to the energy sector for the purpose of stimulating private investment. The measures to be implemented as of that date include the following:

      1. Changes in dispatch procedures of plants and price setting in the energy spot market;

      2. Substitution of computer set spot market prices for market-defined prices;

      3. Exclusion from the free market of energy produced by state owned generators. The sale conditions will be regulated when the volumes defined in the initial contracts start to phase-out;

      4. Stimulation of investment in environmentally safe sources of energy by offering preferred financing;

      5. Making distributors responsible for providing electric service in areas where it currently does not exist;

      6. Elimination of the floating spot market and the implementation of the Brazilian Energy Market under the regulatory control of ANEEL;

      7. Reorganization and transfer of more activities from ANEEL to the Ministry of Energy; and

      8. The dismantling of vertical integration by requiring all companies to separate their activities into generation, distribution and transmission.


      The ultimate impact of the above eight regulatory changes is still being investigated by RGE. In addition, the Crisis Cabinet has also promulgated several other modifications to the electricity sector which will be subject to public hearings during the course of 2002.

   Chile and Peru
   --------------

      Chilquinta Energia

      Global together with its partner, Sempra, jointly own 99.99% of the shares of Chilquinta Energia, S.A. (Chilquinta), an energy distribution company with numerous energy holdings, based in Valparaiso, Chile. In addition, Global and Sempra jointly own 87.9% of Luz del Sur, which owns electric distribution facilities in Peru.

      As equal partners, Global and Sempra share in the management of Chilquinta, however, Sempra has assumed lead operational responsibilities in Chile, while Global has assumed lead operational responsibilities in Peru. The shareholders' agreement gives Global important veto rights over major partnership decisions including dividend policy, budget approvals, management appointments and indebtedness.

      In 2001, Chilquinta sold approximately 1,608 GWH to approximately 400,000 customers in Chile and generated approximately $131 million in gross revenues. Chilquinta operates under a non-exclusive perpetual franchise within Chile's Region V which is located just north and west of Santiago. Global believes that direct competition for distribution customers would be uneconomic for potential competitors. Luz del Sur operates under an exclusive, perpetual franchise in the southern portion of the city of Lima and in an area just south of the city along the coast serving a population of approximately 3.2 million. In 2001, Luz del Sur sold approximately 3,697 GWH to approximately 690,000 customers and generated gross revenues of approximately $311 million. Both Chilquinta and Luz del Sur purchase energy for distribution from generators in their respective markets on a contract basis.

      Distribution companies in Chile are subject to rate regulation by the Comision Nacional de Energia (CNE), a national governmental regulatory authority. The Chilean regulatory framework has been in existence since 1982, with rates set every four years based on a model company. The tariff which distribution companies charge to regulated customers consists of two components: the actual cost of energy purchased plus an additional amount to compensate for the value added in distribution (DVA tariff). The DVA tariff considers allowed losses incurred in the distribution of electricity, administrative costs of providing service to customers, costs of maintaining and operating the distribution systems, and an annual real return on investment of 8% to 14% based on the new replacement cost of distribution assets. Changes in electricity distribution companies' cost of energy are passed through to customers, with no impact on the distributors' margins (equal to the DVA tariff). Therefore, distributors, including Chilquinta, are not affected by changes in the generation sector which affect prices. The most recent tariff adjustment occurred in November 2000. Chilquinta received a 2% tariff increase as a result of this process. The DVA tariff index provides for monthly adjustments based on variations in certain economic indicators whenever the component costs increase by more than 3% over prior levels. This index provides inflation adjustments and indirect partial devaluation protection. The CNE concluded a profitability review of Chilean distribution companies in January 2002, with no resulting adverse effects to Chilquinta's tariff rates. The next tariff review is scheduled for November 2004. The CNE expects to conduct annual profitability reviews (similar to the one recently completed) which may result in adverse effects on tariffs for Chilquinta.

      Distribution companies in Peru are subject to rate regulation by a national governmental regulatory authority. The Peruvian rate setting mechanism was established in 1992 and is similar to the Chilean system described above, except rates of return are between 8% and 16%. Rates are set every four years. The latest rate case was completed in 2001. Luz del Sur received a slight decrease in rates which was in line with Company expectations. The next regularly scheduled rate setting for Luz del Sur is in November 2005.

      Chile has implemented service quality standards and penalties, however, specific regulations have not yet been published. Quality of service limits were published in Peru and distribution companies are subject to penalties if these standards are not met. Global is implementing capital improvement budgets which attempt to meet these quality of service standards. Failure to meet required standards would result in penalties, which, if assessed, would not be expected to have a material impact on the distribution system, although no assurances can be given.

     SAESA

     In August 2001, Global purchased a 94% equity stake in Sociedad Austral de Electricidad S.A., (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). The SAESA group of companies consists of four distribution companies and one transmission company that provide electric service to 390 cities and towns over 1,500 km between Bulnes in the VIII Region and Cochrane in the XI Region of southern Chile. Additionally, Global purchased from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. SAESA also owns a 50% interest in the Argentine distribution company Empresa de Rio Energia Negro S.A. (EDERSA). In 2001 Global spent $447 million (net of $16 million in cash acquired) to acquire a 94% interest in SAESA and a 14% interest in Frontel. In October 2001, Global completed a tender offer for an additional 6% of publicly traded SAESA shares, for approximately $25 million.

     SAESA, along with its related companies, have approximately 490,000 customers in Chile and have an 8% share of energy sales among Chilean distribution companies.

     Through its affiliated company STS, SAESA provides transmission services to electrical generation facilities that have power purchase arrangements with distributors in Regions VIII, IX and X. STS currently owns and maintains 203 km of 66 kV and 20 MVA transmission lines installed in High Tension and Medium Tension substations.

     The distribution companies in Chile, including those of SAESA, are subject to rate regulation by the CNE. For a comprehensive discussion of rate regulation in Chile, see "Chilquinta Energia." The next tariff review for SAESA's Chilean distribution companies is scheduled in 2004.

     SAESA's subsidiary in Argentina, EDERSA, provides generation, transmission and distribution services to an additional 140,000 customers in 66 communities in the Province of Rio Negro, which is located close to Argentina's principal oil and gas reserves and has more than 600,000 residents.

     SAESA and its Chilean affiliates are organized and administered according to a centralized administrative structure designed to maximize operational synergies. In Argentina, EDERSA has its own independent administrative structure.

     During 2001, SAESA's energy sales reached 1,119 GWH which represents an increase of 13.7% from the previous year. At the close of the year, SAESA served 243,000 customers representing an increase of 4.2% from 2000. These increases are due in large part to SAESA's drive to promote electrification in rural areas located in Region X and Chiloe Island. SAESA also made significant investments in its distribution infrastructure in 2001 in order to extend service to remote areas of Region X. The most significant investment was the extension of urban and rural networks to existing service areas and to new service areas. Accordingly, SAESA's assets currently include 8,764 kilometers of medium tension lines, 5,134 kilometers of low tension lines and 299 MVA installed in both medium tension and low tension.


RESOURCES

Business Description

      Resources invests in energy-related financial transactions and manages a diversified portfolio of assets, including leveraged leases, operating leases, leveraged buyout funds, limited partnerships and marketable securities. Resources seeks to invest in transactions where its expertise and understanding of the inherent risks and operating characteristics of energy-related assets provide a competitive advantage. Resources currently expects to concentrate its future investment activity on energy-related financial transactions. Since it was established in 1985, Resources has grown its portfolio to include more than 60 separate investments.

      As of December 31, 2001 and December 31, 2000, Resources had approximately $2.8 billion and $2.3 billion, respectively, invested in leveraged lease transactions, which represented approximately 92% and 88% of Resources' total assets of $3.0 billion and $2.6 billion, respectively. Leveraged leases of energy-related plant and equipment totaled approximately $2.4 billion and $1.8 billion or 86% and 79% of the lease portfolio and 79% and 70% of Resources' assets as of December 31, 2001 and December 31, 2000, respectively. The remainder of Resources' portfolio is further diversified across a wide spectrum of asset types and business sectors including leveraged leases of aircraft, railcars and real estate, limited partnership interests in project finance transactions, and leveraged buyout and venture funds. Approximately 95% of the lease investments in Resources' portfolio are with lessees that have investment grade credit ratings.

Strategic Overview

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

Portfolio

      The major components of Resources' investment portfolio as a percent of its total assets as of December 31, 2001 and December 31, 2000 were:

                               SCHEDULE OF ASSETS

                                                As of December 31, 2001                 As of December 31, 2000
                                           -----------------------------------    ------------------------------------
                                                                    % of                                   % of
                                                                 Resources'                             Resources'
                                              Amount            Total Assets          Amount           Total Assets
                                           --------------      ---------------    ---------------    -----------------
                                                                     (Millions of Dollars)
Leveraged Leases
    Energy-Related
      Foreign.........................        $ 1,214                  40%           $   973                 38%
      Domestic........................          1,181                  39%               816                 32%
    Real Estate
      Foreign.........................             --                  --                 --                 --
      Domestic........................            188                   6%               172                  7%
    Aircraft
      Foreign.........................             64                   2%               133                  5%
      Domestic........................             44                   2%                66                  3%
    Commuter Railcars
      Foreign.........................             85                   3%                83                  3%
      Domestic........................             --                  --                 --                 --
    Industrial
      Foreign.........................             --                  --                 --                 --
      Domestic........................              8                  --                  9                 --
                                           ----------------    ---------------    ---------------    -----------------
    Total Leveraged Leases, Net                 2,784                  92%             2,252                 88%
                                           ----------------    ---------------    ---------------    -----------------

Limited Partnerships
    Leveraged Buyout
      Funds ..........................            130                   5%               213                  8%
      Other                                        33                   1%                26                  1%
                                           ----------------    ---------------    ---------------    -----------------
    Total Limited Partnerships.........           163                   6%               239                  9%
                                           ----------------    ---------------    ---------------    -----------------

Marketable Securities..................             6                  --                  6                 --
Other Investments......................             5                  --                  4                 --
Owned Property........................             62                   2%                58                  3%
Current and Other Assets...............             6                  --                  5                 --
                                           ----------------    ---------------    ---------------    -----------------
Total Resources' Assets................       $ 3,026                 100%           $ 2,564                100%
                                           ================    ===============    ===============    =================

      As of December 31, 2001, no single investment represented more than 7% of Resources' total assets.

Leveraged Lease Investments

      Resources' equity investments in leveraged leases help to diversify our portfolio. In addition, they provide a fixed rate of return, predictable income and cash flow, and depreciation and amortization deductions for federal income tax purposes.

      In a leveraged lease, the lessor acquires an asset by investing equity representing approximately 15% to 20% of the cost of the asset. A non-recourse lender provides the balance of the purchase price. The lessor acquires economic and tax ownership of the asset and then leases it to the lessee for a period of time no greater than 80% of its remaining useful life. As the owner, the lessor is entitled to depreciate the asset under applicable federal tax guidelines. In addition, the lessor receives income from lease payments made by the lessee during the term of the lease and interest deductions associated with the lease debt. Lease rental payments are unconditional obligations of the lessee and are always set at levels at least sufficient to service the non-recourse lease debt. The lessor is also entitled to any residual value associated with the leased asset at the end of the lease term. An evaluation of the after-tax cash flows to the lessor determines the return on the investment. Under generally accepted accounting principles, the lease investment is recorded on a net basis and income is recognized as a constant return on the net unrecovered investment.

      Resources evaluates lease investment opportunities with respect to specific risk factors. The assumed residual value risk, if any, is analyzed and verified by third-party experts at the time the investment is made. Credit risk is assessed and, if necessary, mitigated or eliminated through various structuring techniques, such as defeasance mechanisms and letters of credit. Resources does not take currency risk in its cross-border lease investments. Transactions are therefore structured with rental payments denominated and payable in US Dollars. Resources, as a passive lessor or investor, does not take operating risk with respect to the assets it owns, so leases are structured with the lessee having an absolute obligation to make rental payments whether or not the assets operate. The assets subject to lease are an integral element in Resources' overall security and collateral position. If such assets were to be impaired, the rate of return on a particular transaction could be affected. The operating characteristics and the business environment in which the assets operate are, therefore, important and must be understood and periodically evaluated. For this reason, Resources retains experts to conduct regular appraisals on the assets it owns and leases.

      Energy-Related Leases

      The Resources' portfolio contains 29 separate leveraged leases of energy-related assets. The total amount invested in such transactions was approximately $2.4 billion, and $1.8 billion as of December 31, 2001 and December 31, 2000, respectively, which represented approximately 79% and 70% respectively, of Resources' assets. This portion of the portfolio, along with anticipated new investments of this type, is expected to contribute approximately 80% to 90% of Resources' revenues over the next five years. Over 95% of this portion of the lease portfolio represents investment grade credit risk. The energy-related sector is expected to be the primary focus of Resources' future investment activity.

      Included in Resources' energy-related leveraged lease portfolio are transactions with United States utilities and independent power producers for peaking and base-load plants and a reservoir storage facility. Resources has also structured leveraged lease investments for electric generation plants, electric and gas distribution networks and a waste-to-energy facility for lessees in Austria, Belgium, Germany, the Netherlands, the United Kingdom, and New Zealand. As of December 31, 2001, Resources owns interests in electric generation plants totaling approximately 9,599 MW of generation capacity, of which 1% is nuclear.

      Real Estate Leases

      The real estate leveraged lease portion of the portfolio is expected to generate revenue of approximately $9 million per annum on average over the next five years. This represents approximately 3% of Resources' average annual revenue. Real estate leveraged leases represented approximately 6% and 7% of Resources' assets at December 31, 2001 and December 31, 2000, respectively, and totaled approximately $188 million and $172 million, respectively. The portfolio consists of separate leases on 44 properties with six lessees. Resources is not currently planning to invest in any new leveraged leases of real property.

      Aircraft Leases

      The aircraft leveraged lease portion of the portfolio totaled approximately $108 million and $199 million as of December 31, 2001 and December 31, 2000, respectively, which represented approximately 4% and 8%, respectively, of Resources' assets. Revenue associated with these investments is expected to be less than 1% of Resources' revenue or approximately $1 million per annum on average over the next five years. The current portfolio contains seven aircraft leased to five separate lessees. Resources believes that the lessees in this portion of the portfolio represent acceptable credit risk except in one situation where United States Treasuries have been provided as additional collateral. Resources is not currently planning to invest in any new aircraft leveraged lease transactions.

      Railcars and Industrial Equipment Leases

      The remaining portion of the leveraged lease portfolio totaling approximately $93 million as of December 31, 2001 is expected to contribute revenue of less than $2 million per annum on average over the next five years.

      Leveraged Buyout Funds/Limited Partnerships

      As of December 31, 2001 and December 31, 2000, approximately 5% and 8%, respectively, of Resources' assets were invested in leveraged buyout funds and 1% in other limited partnerships and venture funds. Approximately $163 million and $239 million was invested in this segment of the portfolio as of December 31, 2001 and December 31, 2000, respectively. Approximately $34 million included in the leveraged buyout funds represents the fair value of Resources' share of publicly traded common stock in four companies as of December 31, 2001. The leveraged buyout funds and limited partnership investments in Resources' portfolio are expected to contribute, excluding distributions associated with asset sales, approximately 2% of total revenue in 2002 and nothing thereafter. Resources is not currently planning to make investments of this nature in the future.

      Resources does not manage any fund or partnership in this portfolio. The timing of distributions from these investments is not within Resources' control.

      For more information on Resources' operations and investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ENERGY TECHNOLOGIES

      Energy Technologies is an energy management company that constructs, operates and maintains heating, ventilating and air conditioning (HVAC) systems for and provides energy-related engineering, consulting and mechanical contracting services to industrial and commercial customers in the Northeastern and Middle Atlantic United States. As of December 31, 2001 and December 31, 2000, Energy Technologies had assets of $290 million and $312 million, respectively.

      We are evaluating the future prospects of Energy Technologies' business model and its fit in our portfolio given the slower pace of retail energy deregulation in the markets in which we are active, as well as, the substandard performance of Energy Technologies since its inception.

OTHER SUBSIDIARIES

      Enterprise Group Development Corporation (EGDC), a commercial real estate property management business, has been conducting a controlled exit from the real estate business since 1993. EGDC has investments in seven commercial real estate properties (one of which is developed) in several states. EGDC's strategy is to preserve the value of its assets to allow for the controlled disposition of its properties as favorable sales opportunities arise. As of December 31, 2001 and December 31, 2000, EGDC's consolidated assets aggregated $65 million.

      PSEG Capital Corporation (PSEG Capital) has served as the financing vehicle, borrowing on the basis of a minimum net worth maintenance agreement with PSEG. As of December 31, 2001 and December 31, 2000, PSEG Capital had debt outstanding of $480 million and $650 million, respectively. Existing debt matures in 2002 and 2003. For additional information including certain restrictions relating to the BPU Focused Audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- External Financings".

RISK FACTORS

      The following factors should be considered when reviewing our business and are relied upon by us in issuing any forward-looking statements. Such factors could affect actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of us. Some or all of these factors may apply to us and our subsidiaries.

Because a Portion of Our Business is Conducted Outside the United States, Adverse International Developments Could Negatively Impact Our Business

      A key component of our business strategy is the development, acquisition and operation of projects outside the United States. The economic and political conditions in certain countries where Global has interests, or in which Global is or could be exploring development or acquisition opportunities, present risks that may be different than those found in the United States including: delays in permitting and licensing, construction delays and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts and changes in law or tax policy. Changes in the legal environment in foreign countries in which Global may develop or acquire projects could make it more difficult to obtain non-recourse project refinancing on suitable terms and could impair Global's ability to enforce its rights under agreements relating to such projects.

      Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries in which Global may develop or acquire projects in the future, economic and monetary conditions and other factors could affect Global's ability to convert its cash distributions to United States Dollars or other freely convertible currencies, or to move funds offshore from such countries. Furthermore, the central bank of any such country may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors. Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, United States Dollars or a currency freely convertible into United States Dollars, its ability to do so in all cases may be limited.

Credit, Commodity, and Financial Market Risks May Have an Adverse Impact

      The revenues generated by the operation of our generating stations are subject to market risks that are beyond our control. Our generation output will either be used to satisfy our wholesale contracts or be sold into the competitive power markets or under other bilateral contracts. Participants in the competitive power markets are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Generation revenues and results of operations will be dependent upon prevailing market prices for energy, capacity and ancillary services in the markets we serve.

      Among the factors that will influence the market prices for energy, capacity and ancillary services are:

         o the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities that may be able to produce electricity less expensively;

         o changes in the rules set by regulatory authorities with respect to the manner in which electricity sales will be priced;

         o prevailing market prices for natural gas and associated transportation costs;

         o  fluctuating weather conditions;

         o reduced growth rate in electricity usage as a result of factors such as national and regional economic conditions and the implementation of conservation programs; and

         o   changes in regulations applicable to Independent System Operators
             (ISO).

The Electric Energy Industry is Undergoing Substantial Change

      The electric energy industry across the country and around the world is undergoing major transformations. As a result of deregulation and the unbundling of energy supplies and services, the electric energy markets are now open to competition from other suppliers in most markets. Increased competition from these suppliers could have a negative impact on our wholesale and retail sales. We are affected by many issues that are common to the electric industry such as:

         o ability to obtain adequate and timely rate relief, cost recovery, including unsecuritized stranded costs, and other necessary regulatory approvals;

         o deregulation, the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services;

         o  energy sales retention and growth;

         o  revenue stability and growth;

         o increased capital investments attributable to environmental regulations;

         o ability to complete development or acquisition of current and future investments;

         o managing electric generation and distribution operations in locations outside of traditional utility service territory;

         o  exposure to market price fluctuations and volatility;

         o  regulatory restrictions on affiliate transactions; and

         o  debt and equity market concerns.

Generation Operating Performance May Fall Below Projected Levels

      The risks associated with operating power generation facilities (each of which could result in performance below expected capacity levels) include:

         o  breakdown or failure of equipment or processes;

         o  disruptions in the transmission of electricity;

         o  labor disputes;

         o  fuel supply interruptions;

         o limitations which may be imposed by environmental or other regulatory requirements;

         o  permit limitations; and

         o operator error or catastrophic events such as fires, earthquakes, explosions, floods, acts of war or terrorism or other similar occurrences.

      Operation below expected capacity levels may result in lost revenues, increased expenses and penalties. Individual facilities may be unable to meet operating and financial obligations resulting in reduced cash flow.

If Our Operating Performance or Cash Flow from Minority Interests Falls Below Projected Levels, We May Not Be Able to Service Our Debt

      The risks associated with operating power generation facilities include the breakdown or failure of equipment or processes, labor disputes and fuel supply interruption, each of which could result in performance below expected capacity levels. Operation below expected capacity levels may result in lost revenues, increased expenses, higher maintenance costs and penalties, in which case there may not be sufficient cash available to service project debt. In addition, many of Global's generation projects rely on a single fuel supplier and a single customer for the purchase of the facility's output under a long term contract. While Global generally has liquidated damage provisions in its contracts, the default by a supplier under a fuel contract or a customer under a power purchase contract could adversely affect the facility's cash generation and ability to service project debt.

      Countries in which Global owns and operates electric and gas distribution facilities may impose financial penalties if reliability performance standards are not met. In addition, inefficient operation of the facilities may cause lost revenue and higher maintenance expenses, in which case there may not be sufficient cash available to service project debt.

      Our ability to control investments in which we own a minority interest is limited. Assuming a minority ownership role presents additional risks, such as not having a controlling interest over operations and material financial and operating matters or the ability to operate the assets more efficiently. As such, neither we nor Global are able to unilaterally cause dividends or distributions to be made to us or Global from these operations.

      Minority investments may involve risks not otherwise present for investments made solely by us and our subsidiaries, including the possibility that a partner, majority investor or co-venturer might become bankrupt, may have different interests or goals, and may take action contrary to our instructions, requests, policies or business objectives. Also, if no party has full control, there could be an impasse on decisions. In addition, certain investments of Resources are managed by unaffiliated entities which limits Resources' ability to control the activities or performance of such investments and managers.

Failure to Obtain Adequate and Timely Rate Relief May Have an Adverse Impact

      Certain electric and gas distribution facilities of Global are rate-regulated enterprises. Rates charged to customers are established by governmental authorities and are currently sufficient to cover all operating costs and provide a return. However, in Argentina, we face considerable fiscal and cash uncertainties, including potential asset impairments, due to the current economic, political and social crisis. We can give no assurances that rates will, in the future, be sufficient to cover such costs and provide a return on Global's investment. In addition, future rates may not be adequate to provide cash flow to pay principal and interest on Global's subsidiaries' and affiliates' debt and to enable such subsidiaries and affiliates to comply with the terms of debt agreements.

We and Our Subsidiaries are Subject to Substantial Competition From Well Capitalized Participants in the Worldwide Energy Markets

      We and our subsidiaries are subject to substantial competition in the United States and in international markets from merchant generators, domestic and multi-national utility generators, fuel supply companies, engineering companies, equipment manufacturers and affiliates of other industrial companies. Restructuring of worldwide energy markets, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for, and substantial competition from, well-capitalized entities which may adversely affect our ability to make investments on favorable terms and achieve our growth objectives. Increased competition could contribute to a reduction in prices offered for power and could result in lower returns which may affect our ability to service our outstanding indebtedness, including short-term debt.

      Deregulation may continue to accelerate the current trend toward consolidation among domestic utilities and could also result in the splitting of vertically-integrated utilities into separate generation, transmission and distribution businesses. As a result, additional competitors could become active in the merchant generation business. Resources faces competition from numerous well-capitalized investment and finance company affiliates of banks, utilities and industrial companies. Energy Technologies faces substantial competition from utilities and their affiliates, and HVAC and mechanical contractors.

Our Ability to Service Our Debt Could Be Limited

      We are a holding company with no material assets other than the stock of our subsidiaries and project affiliates. Accordingly, all of our operations are conducted by our subsidiaries and project affiliates which are separate and distinct legal entities that have no obligation, contingent or otherwise, to pay any amounts when due on our debt or to make any funds available to us to pay such amounts. As a result, our debt will effectively be subordinated to all existing and future debt, trade creditors, and other liabilities of our subsidiaries and project affiliates and our rights and hence the rights of our creditors to participate in any distribution of assets of any such subsidiary or project affiliate upon its liquidation or reorganization or otherwise would be subject to the prior claims of such subsidiary's or project affiliate's creditors, except to the extent that our claims as a creditor of such subsidiary or project affiliate may be recognized.

      We depend on our subsidiaries' and project affiliates' cash flow and our access to capital in order to service our indebtedness. The project-related debt agreements of subsidiaries and project affiliates generally restrict their ability to pay dividends, make cash distributions or otherwise transfer funds to us. These restrictions may include achieving and maintaining financial performance or debt coverage ratios, absence of events of default, or priority in payment of other current or prospective obligations.

      Our subsidiaries have financed some investments using non-recourse project level financing. Each non-recourse project financing is structured to be repaid out of cash flows provided by the investment. In the event of a default under a financing agreement which is not cured, the lenders would generally have rights to the related assets. In the event of foreclosure after a default, our subsidiary may lose its equity in the asset or may not be entitled to any cash that the asset may generate. Although a default under a project financing agreement will not cause a default with respect to our debt and that of our subsidiaries, it may materially affect our ability to service our outstanding indebtedness.

      We can give no assurances that our current and future capital structure, operating performance or financial condition will permit us to access the capital markets or to obtain other financing at the times, in the amounts and on the terms necessary or advisable for us to successfully carry out our business strategy or to service our indebtedness.

Power Transmission Facilities May Impact Our Ability to Deliver Our Output to Customers

      If transmission is disrupted, or if transmission capacity is inadequate, our ability to sell and deliver our electric energy products and grow our business may be adversely impacted. If a region's power transmission infrastructure is inadequate, our ability to generate revenues may be limited.

Regulatory Issues Significantly Impact Our Operations

      The electric power generation business is subject to substantial regulation and permitting requirements from federal, state and local authorities. We are required to comply with numerous laws and regulations and to obtain numerous governmental permits in order to operate our generation stations.

      We believe that we have obtained all material energy-related national, provincial and local approvals including those required by the Nuclear Regulatory Commission (NRC), currently required to operate our generation stations. Although not currently required, additional regulatory approvals may be required in the future due to a change in laws and regulations or for other reasons. No assurance can be given that we will be able to obtain any required regulatory approval that we may require in the future, or that we will be able to obtain any necessary extension in receiving any required regulatory approvals. If we fail to obtain or comply with any required regulatory approvals, there could be a material adverse effect on our ability to operate our generation stations or to sell electricity to third parties.

Environmental Regulation May Limit Our Operations

      We are required to comply with numerous statutes, regulations and ordinances relating to the safety and health of employees and the public, the protection of the environment and land use. These statutes, regulations and ordinances are constantly changing. While we believe that we have obtained all material environmental-related approvals required as of the date hereof to own and operate our facilities or that such approvals have been applied for and will be issued in a timely manner, we may incur significant additional costs because of compliance with these requirements. Failure to comply with environmental statutes, regulations and ordinances could have a material effect on us, including potential civil or criminal liability and the imposition of clean-up liens or fines and expenditures of funds to bring our facilities into compliance.

We can give no assurance that we will be able to:

         o obtain all required environmental approvals that we do not yet have or that may be required in the future;

         o obtain any necessary modifications to existing environmental approvals;

         o maintain compliance with all applicable environmental laws, regulations and approvals; or recover any resulting costs through future sales.

      Delay in obtaining or failure to obtain and maintain in full force and effect any such environmental approvals, or delay or failure to satisfy any applicable environmental regulatory requirements, could prevent construction of new facilities, operation of our existing facilities or sale of energy there from or could result in significant additional cost to us.

Insurance Coverage May Not Be Sufficient

      We have insurance for our facilities, including all-risk property damage insurance, commercial general public liability insurance, boiler and machinery coverage, in amounts and with deductibles that we consider appropriate. We can give no assurance that such insurance coverage will be available in the future on commercially reasonable terms nor that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to permit us to continue to make payments on our debt. Additionally, certain properties that we own may not be insured in the event of a terrorist activity.

Acquisition, Construction and Development Activities May Not Be Successful

      We may seek to acquire, develop and construct new energy projects, the completion of any of which is subject to substantial risk. Such activity requires a significant lead time and requires us to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other development expenses in preparation for competitive bids or before it can be established whether a project is economically feasible.

      The construction, expansion or refurbishment of a generation, transmission or distribution facility may involve equipment and material supply interruptions, labor disputes, unforeseen engineering, environmental and geological problems and unanticipated cost overruns. The proceeds of any insurance, vendor warranties or performance guarantees may not be adequate to cover lost revenues, increased expenses or payments of liquidated damages. In addition, some power purchase contracts permit the customer to terminate the related contract, retain security posted by the developer as liquidated damages or change the payments to be made to the subsidiary or the project affiliate in the event certain milestones, such as commencing commercial operation of the project, are not met by specified dates. If project start-up is delayed and the customer exercises these rights, the project may be unable to fund principal and interest payments under its project financing agreements. We can give no assurance that we will obtain access to the substantial debt and equity capital required to develop and construct new generation projects or to refinance existing projects to supply anticipated future demand.

Changes in Technology May Make our Power Generation Assets Less Competitive

      A key element of our business plan is that generating power at central power plants produces electricity at relatively low cost. There are other technologies that produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in technology will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. If this were to happen, our market share could be eroded and the value of our power plants could be significantly impaired. Changes in technology could also alter the channels through which retail electric customers buy electricity, thereby affecting our financial results.

Recession, Acts of War or Terrorism Could Have an Adverse Impact

      Consequences of the September 11, 2001 terrorist attacks on the United States are difficult to predict. The consequences of a prolonged recession and market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. We cannot predict the impact of any continued economic slowdown or fluctuating energy prices; however, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

      Like other operators of major industrial facilities, our generation plants, fuel storage facilities and transmission and distribution facilities may be targets of terrorist activities that could result in disruption of our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues and/or significant additional costs to repair, which could have a material adverse impact on our financial condition, results of operation and net cash flows.

COMPETITIVE ENVIRONMENT

      We and our subsidiaries are subject to substantial competition in the United States as well as in the international markets from independent power producers, domestic and multi-national utility generators, fuel supply companies, energy marketers, engineering companies, equipment manufacturers, well capitalized investment and finance companies and affiliates of other industrial companies. Restructuring of worldwide energy markets, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for us, and likewise is creating substantial competition from well-capitalized entities which may adversely affect our ability to make investments on favorable terms and achieve its growth objectives.

REGULATORY ISSUES

      We are not subject to direct regulation by the New Jersey Board of Public Utilities (BPU), except potentially with respect to some transfers of control and reporting requirements.

      PSEG is the parent of Public Service Electric and Gas Company, an operating public utility company engaged principally in the transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. Public Service Electric and Gas Company is subject to regulation by the BPU.

      The Energy Competition Act empowers the BPU to impose requirements with respect to affiliate transactions between and among Public Service Electric and Gas Company, PSEG and Energy Holdings. In March 2000, the BPU issued an order establishing affiliate standards. This will primarily affect transactions between Energy Technologies and Public Service Electric and Gas Company. However, we do not believe this will have a material adverse effect on our financial condition, results of operations and net cash flows.

      For a discussion of the implications of the BPU's 1992 Focused Audit of the impact of PSEG's non-utility businesses, including Energy Holdings, on Public Service Electric and Gas Company, see, Management's Discussion and Analysis - Liquidity and Capital Resources.

      PSEG has claimed an exemption from regulation by the SEC as a registered holding company under Public Utility Holding Company Act of 1935 (PUHCA), except for the provision which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. PUHCA regulates public utility holding companies and their subsidiaries. Global's investments include exempt wholesale generators (EWGs) and foreign utility companies (FUCOs) under PUHCA.
Failure to maintain status of these plants as EWGs or FUCOs could subject PSEG and its subsidiaries to regulation by the SEC under PUHCA.

      Public Utility Regulatory Policies Act of 1978 (PURPA) provides to QFs certain exemptions from federal and state laws and regulations, including organizational, rate and financial regulation. Global's investments include QFs under PURPA. If any of the plants in which Global has an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, PSEG could lose its exemption under PUHCA unless that generation plant was able to qualify for EWG status.

      In addition, actions of PSEG, Public Service Electric and Gas Company, Resources or Energy Technologies could cause PSEG, and therefore its subsidiaries, including Energy Holdings and our subsidiaries, to be no longer exempt from regulation under PUHCA. At the present time, PSEG and its subsidiaries do not expect to take any actions that would result in a loss of exemption under PUHCA. If PSEG were no longer exempt from PUHCA, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to their financing and investing activities, including the amount and type of non-utility investments. We believe that this would not have a material adverse effect on our financial condition, results of operations and net cash flows.

      Global's electric distribution facilities in Latin America are rate-regulated enterprises. Rates charged to customers are established by governmental authorities, and are currently sufficient to cover all operating costs and provide a fair return. We can give no assurances that future rates will be established at levels sufficient to cover such costs, provide a return on our investment or generate adequate cash flow to pay principal and interest on its debt or to enable it to comply with the terms of our debt agreements. For a discussion of rate regulation with respect to specific distribution facilities, see "Electric Distribution Operations."

      Global is subject to regulation by the Federal Energy Regulatory Commission with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. Additionally, Global is subject to the rules and regulations of the United States Environmental Protection Agency, Department of Transportation and Department of Energy and state and foreign environmental rules and regulations.

      The issue of PSEG sharing the benefits of consolidated tax savings with Public Service Electric and Gas Company or its ratepayers was addressed by the BPU in its July 28, 1995 letter which informed Public Service Electric and Gas Company that the issue of consolidated tax savings can be discussed in the context of Public Service Electric and Gas Company's next base rate case or plan for an alternate form of regulation. We are not able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings. An unfavorable resolution may adversely impact Resources' investment strategy.


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

CUSTOMERS

      Global

      Global has ownership interests in eight distribution companies which serve approximately 3.6 million customers and has developed or acquired interests in electric generation facilities which sell energy, capacity and ancillary services to numerous customers through power purchase agreements (PPAs) as well as into the wholesale market.


Energy Technologies

      Energy Technologies currently provides services to approximately 8,500 customers.

EMPLOYEE RELATIONS

      As of December 31, 2001, we had a total of 2,590 employees. Energy Technologies had a total of 1,875 employees who are represented by various construction trade unions. Energy Technologies and its operating subsidiaries are parties to agreements with various trade unions through multi-employer associations. We believe that we maintain satisfactory relationships with our employees.


ENVIRONMENTAL MATTERS

      For discussion of applicable environmental laws and regulations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Environmental Matters."


ITEM 2:  PROPERTIES

      We own no real property. We sublease office space for our corporate headquarters at 80 Park Plaza, Newark, New Jersey 07102 from Public Service Electric and Gas Company. Subsidiaries also lease office space at various locations throughout the world to support business activities. We maintain adequate insurance coverage for properties in which our subsidiaries have an equity interest, to the extent that properties of a similar nature are usually insured and insurance is available at a reasonable cost.

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

      For a discussion and table of investments in generation and distribution properties, see Item I. "Business."


ITEM 3:  LEGAL PROCEEDINGS

      The Brazilian Consumer Association of Water and Energy has filed a lawsuit against Rio Grande Energia S.A. (RGE), a Brazilian distribution company (of which Global is a 32% owner), and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on our financial condition, results of operations and net cash flows. Assobraee-Associacao Brasileira de Consumidores de Agua e Energia Eletrica v. Rio Grande Energia S/A - RGE, CEEE and AES Sul, First Public Treasury Court/City of Porto Alegre. Proceeding No. 101214451.

      See Information on the following proceeding at the pages indicated.

      (1) Pages 6 and 71. Complaint filed with the Federal Energy Regulatory Commission addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long Term Contracts to the California Department of Water Resources FERC Docket No. EL02-60-000. California Electricity Oversight Board v. Sellers of Energy and Capacity Under Long-Term Contracts with the California Department of Water Resources FERC Docket No. EL02-62-000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      NOT APPLICABLE

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

      All outstanding equity interests in Energy Holdings are owned by PSEG.

ITEM 6:           SELECTED FINANCIAL DATA

     The following table sets forth our summary selected historical consolidated financial data. The historical consolidated financial data as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been derived from our audited financial statements included herein. The historical consolidated financial data as of December 31, 1999, 1998 and 1997 and for the two years ended December 1998, has been derived from audited financial statements not included herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Conditional and Results of Operations (MD&A) and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                                                                    Years Ended December 31,
                                            --------------------------------------------------------------------------
                                               2001            2000            1999            1998           1997
                                            ------------    ------------    -----------     -----------    -----------
                                                              (Millions of Dollars, except ratios)
Operating Data:
Total Revenues...........................    $ 1,135         $   794         $   687         $   450        $   342
Total Operating Expenses.................        709             502             424             258            196
Interest, Net of Capitalized
     Interest............................        190             137              95              92             72
Taxes....................................         57              45              69              30             26
Income Before Extraordinary Item and
    Cumulative Effect of a Change in
    Accounting Principle.................        176             114             108              69             48
Extraordinary Loss on
    Early Retirement of Debt.............         (2)             --              --              --             --
Cumulative Effect of a Change in
     Accounting Principle................          9              --              --              --             --
Net Income...............................        183             114             108              69             48
Preferred Stock Dividends (A)............         22              24              25              17              1
Earnings Available to PSEG...............    $   161         $    90         $    83         $    52        $    47

                                                                          December 31,
                                            --------------------------------------------------------------------------
                                               2001            2000            1999           1998            1997
                                            -----------     ------------    -----------    ------------    -----------
Balance Sheet Data:
Total Assets.............................    $ 7,439         $ 5,195         $ 4,114        $ 3,169         $ 3,023
Total Liabilities........................      1,682           1,264           1,037            959             963
Capitalization:
     Debt (E)............................      3,533           2,182           1,702            968           1,275

     Common Equity (A)...................      1,715           1,240             866            733             710
     Preferred Equity (A)................        509             509             509            509              75
                                            -----------     ------------    -----------    ------------    -----------
     Total Stockholder's Equity..........      2,224           1,749           1,375          1,242             785
                                            -----------     ------------    -----------    ------------    -----------
Total Capitalization.....................    $ 5,757         $ 3,931         $ 3,077        $ 2,210         $ 2,060

                                                                     Years Ended December 31,
                                             -------------------------------------------------------------------------
                                               2001            2000            1999           1998            1997
                                             ----------     ------------    -----------    ------------    -----------
Other Data:
Earnings Before Interest
     and Taxes (EBIT)....................     $   427        $   295         $   271        $   190         $   146
Cash Flows from:
     Operating...........................     $   371        $   243         $   289        $   205         $   160
     Investing...........................      (1,717)          (855)         (1,157)          (312)         (1,021)
     Financing...........................       1,380            591             902            105             722

                                                                           For Years Ended December 31,
                                                              --------------------------------------------------------
                                                               2001        2000        1999        1998        1997
                                                              --------    --------    --------    --------    --------
Earnings to Fixed Charges (B)..............................    1.6x        1.9x        2.7x        2.4x        1.4x
EBIT to Interest Expense (C) (G)...........................    2.3x        2.2x        2.9x        2.1x        2.0x
EBITDA to Interest Expense (D) (G).........................    2.4x        2.3x        3.1x        2.4x        2.2x
Consolidated Debt to Capitalization (E)....................     61%         56%         55%         44%         62%
Consolidated Recourse Debt to Recourse Capitalization (F)       53%         51%         50%         38%         57%

----------
(A)  All outstanding preferred and common stock is owned by PSEG.

(B) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this ratio, earnings include net income before income taxes and all fixed charges (net of capitalized interest) and exclude non-distributed income from investments in which our subsidiaries have less than a 50% interest. Fixed charges include interest expense, expensed or capitalized, amortization of premiums, discounts or capitalized expenses related to indebtedness and an estimate of interest expense included in rental expense.

(C) EBIT includes operating income plus other income. For this ratio, interest expense is net of capitalized interest, $16 million, $21 million, $8 million, $1 million, and $5 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

(D) EBITDA includes operating income plus other income plus depreciation and amortization. For this ratio, interest expense is net of capitalized interest as noted above.

(E) Includes all recourse debt and debt that is non-recourse to Global, Resources, Energy Technologies and Energy Holdings which is consolidated on the balance sheet.

(F) Excludes consolidated debt that is non-recourse to Global, Resources, Energy Technologies and Energy Holdings of $1.07 billion, $354 million, $327 million, $220 million and $232 million as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively. There was no consolidated non-recourse debt outstanding prior to 1997.

(G) Information concerning EBIT and EBITDA is presented here not as a measure of operating results, but rather as a measure of ability to service debt. In addition, EBIT and EBITDA may not be comparable to similarly titled measures by other companies. EBITDA should not be construed as an alternative to operating income or cash flow from operating activities, each as determined according to generally accepted accounting principles. Although we are not required to meet minimum EBIT or EBITDA to interest charges tests as part of its debt covenants, we use these measures in its financial and business planning process to provide reasonable assurance that its forecasts will provide adequate interest coverage to maintain or improve its target credit ratings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy Holdings

      This discussion should be read in conjunction with the Consolidated Financial Statements and related notes of PSEG Energy Holdings Inc. (Energy Holdings). Unless the context otherwise indicates, all references to "Energy Holdings," "we," "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. We participate in three energy-related reportable segments through our wholly-owned subsidiaries: PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). Our objective is to pursue investment opportunities in the rapidly changing worldwide energy markets where our technical, market and regulatory expertise can be applied to create economic value.

Overview and Future Outlook

      The electric and gas utility industries in the United States and around the world continue to experience significant change. Deregulation, restructuring, privatization and consolidation are creating opportunities for us. At the same time, competitive pressures are increasing.

      We are a major part of Public Service Enterprise Group Incorporated (PSEG's) growth strategy. In order to achieve this strategy, Global will focus on generation and distribution investments within targeted high-growth regions. Resources will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. We are evaluating the future prospects of Energy Technologies' business model and its fit in our portfolio given the slower pace of retail deregulation in the markets in which we operate. Resources' assets generate cash flow and earnings in the near term, while investments at Global generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global and Energy Technologies. Global's more recent activities have been concentrated on developing generation internationally and in acquiring distribution businesses, principally in South America, that have been privatized by the local governments. As Global has grown, its objective has evolved from being a minority or equal partner to seeking to be the majority or sole owner of many of its investments. Global's business depends on the ability to negotiate or obtain favorable prices and terms for the output of its generating facilities nationally and internationally, and to obtain favorable governmental and regulatory treatment for its distribution assets in foreign countries. Global undertakes investments where the expected return is commensurate with the market, regulatory, international and currency risks that are inherent with its investments. Since these risks are priced in the original investment decision, to the extent that market, regulatory international or currency conditions evolve differently than originally forecasted, the investment performance of Global's assets will differ from the expected performance. Thus, the expected investment returns from Global's projects are priced to produce relatively high returns to compensate for the high level of risk associated with this business.

      Since Global operates in foreign countries, it may also be affected by changes in foreign currency exchange rates versus the US Dollar. Generally, revenues associated with rate regulated distribution assets in relatively limited competitive environments are more stable and predictable than revenues from generation assets. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting and consolidated revenues from its majority-owned subsidiaries.

      Future revenue growth will be partially offset by the reduction of revenue, anticipated in 2002 from certain generation facilities in California and Texas due to lower energy prices, and distribution facilities in Argentina due to the current economic, political and social crisis. Global has investment exposure of $632 million in four distribution companies and two generation plants in Argentina. For a further discussion of the California power market, see "California Power Market." For further discussion of the Argentine economic crisis and our $632 million investment exposure, see Argentine economic crisis. For further discussion of the Texas power market, see "Business Environment."

      Resources invests in energy-related financing transactions, principally leveraged leases. Revenues from Resources' existing leveraged lease investments are based upon fixed rates of return. As such, it is designed to produce predictable earnings at reasonable levels with relatively low risk. The modest risks faced by Resources are the credit risk of its counterparties and changes of substantive tax law. Resources' revenues in the future are expected to be earned primarily from energy-related leveraged leases with a decrease in contribution from leveraged buyout funds, other partnership investments and non-energy-related leveraged leases. Revenues from Resources' investments in leveraged buyout funds are subject to the share price performance and dividend income of the securities held by these funds.

      Energy Technologies is a business that principally constructs and installs heating, ventilating and air conditioning equipment (HVAC) and related services. It has not produced profitable operations due to the extremely competitive nature of the business and the failure of the retail energy market to develop. The principal risks of this business are to be able to reduce internal costs to become profitable in this market and to obtain revenues to cover the carrying value of its assets.

      Access to sufficient capital from external sources and from PSEG as well as the availability of cash flow and earnings from Global and Resources will be essential to fund future investments. We continuously evaluate our plans and capital structure in light of available investment opportunities and seek to maintain the flexibility to pursue strategic growth investments. Depending upon the level of investment activity, we anticipate obtaining additional equity contributions from PSEG as necessary to maintain our growth objectives and targeted capital structure. The availability of equity capital from PSEG cannot be assured since it is dependent upon our performance and the needs of PSEG and PSEG's other subsidiaries.

      ARGENTINE ECONOMIC CRISIS

      As of December 31, 2001, approximately $737 million or 10% of our assets were invested in Argentina. This includes the consolidated assets of a distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), and our minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES) and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas (CTSN) and Parana under contract for sale to a subsidiary of the AES Corporation. Our aggregate investment exposure in Argentina is approximately $632 million, including $212 million of investment exposure for EDEERSA, and $420 million of investment exposure for the assets under contract. Goodwill related to our investment in EDEERSA is approximately $63 million. For a discussion of the pending sale of certain investments in Argentina, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements.

      The Argentine economy has been in a state of recession for approximately four years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment has precipitated an economic, political and social crisis. Toward the end of 2001, a liquidity crisis ensued causing the Argentine government to default on $141 billion of national debt. The economic crisis was fueled by political instability and social unrest as the new year began. The present administration is in the process of developing an economic plan to avert a return to the economic instability and hyperinflationary economy of the 1980s. In early January 2002, the decade old convertibility formula, that maintained the Peso at a 1:1 exchange rate with the US Dollar, was abandoned. In early February 2002, the Peso was floated freely with the US Dollar. In the first day of the free floating formula, the currency weakened to a rate of approximately 2 Pesos per 1 US Dollar. On February 28, 2002, the currency weakened further to a rate of approximately 2.15 Pesos per 1 US Dollar.

      As of December 31, 2001, the functional currency of Global's Argentine distribution company, EDEERSA, was the US Dollar, as all revenues, most expenses and all financings were denominated in US Dollars or were US Dollar linked. As a US Dollar reporting entity, EDEERSA's monetary accounts in Pesos, such as short-term receivables or payables, were re-measured into the US Dollar with a minimal impact to the Income Statement. We have US Dollar denominated debt at EDEERSA, our 90% share of which is approximately $76 million. This debt is non-recourse to us and Global. For a discussion of the impacts of a potential change in functional currency to the Argentine Peso, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements.

      In the Province of Entre Rios, where EDEERSA is located, the electricity law provided for a pass-through of devaluation to the end user customer. Customers' bills are first computed in the US Dollar and converted into the Peso for billing. This mechanism assures that devaluation will not impact the level of US Dollar revenues an electric distribution company receives. However, in January 2002, the Argentine federal government implemented a new law that prohibits any foreign price or other indexation and any US Dollar or other foreign currency adjustment clauses relating to public service tariffs, thus prohibiting the pass through of the costs of devaluation to customers. The provincial governments have been requested to adopt this provision. The Province of Entre Rios has recently adopted this provision as well as a law that requires public service companies within the Province such as EDEERSA to accept payment for all billed services in a provincial promissory note, the "Federal". The terms of the "Federal" require principal payment at maturity in an equal amount of Argentine Pesos. However, the "Federal" is not freely convertible in the financial markets to Argentine Peso or US Dollars. There are ongoing negotiations to remedy this situation, although no assurances can be given. While we continue to operate EDEERSA, there has been an adverse impact to the financial condition and cash flows of EDEERSA due to its inability to pass through the costs of devaluation to customers and its receipt of an illiquid provincial currency. We are pursuing remedies on several fronts, including holding discussions with the Province and United States politicians both individually and collectively with a coalition of international investors, and shall be pursuing legal recourse under the Bilateral Investment Treaty between the United States and Argentina. We have been notified by lenders of the occurrence of events of default related to the Parana, EDEN and EDES credit facilities, all of which are under contract to be sold to AES. For additional information regarding Global's equity commitments, see "Disclosures about Contractual Obligations and Commercial Obligations." If Argentine conditions do not improve, Global's other Argentina properties may also default on non-recourse obligations in connection with other financings. Currently, we cannot predict the outcome of our ongoing negotiations with the lenders.

      Other potential impacts of the Argentine economic, political and social crisis include increased collection risk, further devaluation of the Peso, potential nationalization of assets, foreclosure of our assets by lenders, and an inability to complete the pending sale of certain Argentine assets to a subsidiary of AES. We cannot predict the outcome of these events and accordingly cannot predict the impact to our financial condition, results of operations or net cash flows, although such impact may be material, and could include a write-down of our investment exposure.

      The events leading to the Argentine economic crisis contributed to downward pressure on the Brazilian and Chilean currencies in 2001. The Brazilian Real devalued approximately 15% since year-end 2000 from 1.951 to 1 US Dollar to
2.308 to 1 US Dollar as of December 31, 2001 and the Chilean Peso devalued approximately 13% since year-end 2000 from 573.90 to 1 US Dollar to 660.45 to 1 US Dollar as of December 31, 2001.

      Net foreign currency devaluations, caused primarily by the Brazilian Real, have reduced Stockholder's Equity by the net of tax amounts of $258 million and $203 million, as of December 31, 2001 and December 31, 2000, respectively (see Consolidated Statements of Stockholder's Equity).

Results of Operations - 2001 compared to 2000

      Our earnings improved $71 million from $90 million to $161 million in 2001, as compared to 2000.

Revenues

      Our revenues increased $341 million or 43% from $794 million to $1,135 million in 2001, as compared to 2000.

      Revenues at Global increased $283 million or 167% from $169 million to $452 million in 2001 as compared to 2000 primarily attributable to $196 million of consolidated Electric Generation and Distribution and Other revenues recorded in connection with the acquisitions of Elektrocieplownia Chorzow Sp. z o.o. (ELCHO) in the third quarter of 2000, EDEERSA in the second quarter of 2001, Sociedad Austral de Electricidad S.A., (SAESA) in the third quarter of 2001, and the commencement of operations at Tanir Bavi Power Company Private Ltd. (Tanir
Bavi) in the second quarter of 2001. Revenues further increased from the gain of $75 million on the withdrawal and sale of Global's interest in the Eagle Point Cogeneration Partnership (Eagle Point) and were partially offset by a loss of equity in earnings of $26 million, which were recorded in 2000 and not recorded in 2001, as a result of the withdrawal. In addition, revenues benefited from an increase of $45 million in Interest Income recorded in connection with the note received as consideration for the withdrawal from its interest in Eagle Point; the loans to Texas Independent Energy, L.P. (TIE); and the payment agreement associated with the pending sale of Global's interest in EDEN, EDES, EDELAP, CTSN and Parana to a subsidiary of AES. For a discussion of the loans to TIE, see "Business Environment". Revenues increased an additional $11 million from increased earnings at Chilquinta Energia, S.A. (Chilquinta) and Luz del Sur, and a net increase of $6 million from certain other projects. These increases were partially offset by lower revenues of $12 million due to a reduction in earnings at RGE primarily related to the adverse effect of exchange rate changes in the Brazilian Real and $9 million due to project closing fees from ELCHO and TIE recorded in 2000, while none were earned in 2001.

      Revenues at Resources increased $9 million or 4% from $206 million to $215 million in 2001 as compared to 2000 primarily due to improved revenues of $45 million from new leveraged lease transactions. This increase was partially offset by lower Net Investment (Losses) Gains of $37 million, of which $22 million resulted from lower gains on sales of leveraged leases and $12 million resulted from a net decrease in the carrying value and sale of publicly traded equity securities within certain leveraged buyout funds.

      Revenues at Energy Technologies increased $50 million or 12% from $417 million to $467 million in 2001 as compared to 2000 due to increased sales in its mechanical contracting business partially offset by a decrease of energy supply revenues.


Operating Expenses

      Our operating expenses increased $207 million or 41% from $502 million to $709 million in 2001, as compared to 2000.

      Operating expenses at Global increased $144 million, primarily attributable to the consolidated operating results from the acquisitions of SAESA, ELCHO, EDEERSA, and the commencement of operations at Tanir Bavi. Energy Technologies' operating expenses increased $63 million, primarily due to an increase in the volume and cost of mechanical contract sales, cost overruns of mechanical contracts and the increased cost of outside services due to the continued integration of its mechanical contracting business. These increased costs at Energy Technologies were partially offset by a restructuring charge of $7 million recorded in 2000. There were no restructuring charges recorded in 2001.

Other Income

      Other Income decreased by $2 million in 2001, as compared to 2000. Other income declined in 2001 primarily related to foreign currency transaction losses recorded in connection with Global's investment in RGE.

Net Financing Expenses

      Interest expense increased $53 million or 39% from $137 million to $190 million in 2001 as compared to 2000. Our Interest expense associated with recourse financing activities increased $45 million primarily due to additional borrowings incurred as a result of equity investments in distribution and generation facilities. Interest expense associated with non-recourse debt increased by $8 million primarily due to project interest expense incurred at Tanir Bavi and SAESA.

Income Taxes

      Income taxes increased $12 million or 27% from $45 million to $57 million in 2001 as compared to 2000, primarily attributable to increased pre-tax income.

Results of Operations - 2000 compared to 1999

      Our earnings improved $7 million or 8% from $83 million to $90 million in 2000, as compared to 1999.

Revenues

      Revenues increased $107 million or 16% from $687 million to $794 million in 2000, as compared to 1999, primarily due to an increase of $26 million at Resources due to higher leveraged lease income from new leveraged lease investments and a $120 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 2000 and 1999. These increases were partially offset by a reduction in revenues of $42 million at Global primarily due to a gain on the sale of its interest in Newark Bay recorded in 1999 as compared to no significant gain on sale of assets in 2000.

Operating Expenses

      Operating expenses increased $78 million or 18% from $424 million to $502 million in 2000, as compared to 1999, primarily due to the addition of $123 million in operating expenses from the HVAC and mechanical service contracting companies acquired by Energy Technologies in 2000 and 1999. A pre-tax charge of approximately $55 million, to reduce the carrying value of certain assets was recorded in 1999. For further discussion of the $44 million charge to reduce the carrying value of certain assets in 1999 at Global, see Note 5. "Investments in Global's Assets". For further discussion of the $11 million charge to reduce the carrying value of certain assets in 1999 at EGDC, see Note 6. "Other Investments." There was no similar adjustment recorded in 2000.

Other Income

      Other Income decreased by $5 million or 63% from $8 million to $3 million in 2000, as compared to 1999. Other income in 1999 was favorably impacted by a reduction in reserves recorded in connection with the 1996 sale of Energy Development Corporation. There was no similar adjustment recorded in 2000.

Net Financing Expenses

      Interest expense increased $42 million or 44% from $95 million to $137 million in 2000 as compared to 1999. Our interest expense associated with recourse financing activities increased $51 million primarily due to additional borrowings incurred as a result of equity investments in distribution and generation facilities and the repayments of non-recourse debt. Interest expense associated with non-recourse debt financing decreased by $9 million due to the repayment of approximately $157 million of non-recourse debt.

Income Taxes

      Income taxes decreased $24 million or 35% from $69 million to $45 million in 2000 as compared to 1999. The year ended December 31, 2000 reflects a lower effective tax rate due to a decrease in the foreign tax liability from foreign investments at Global recorded under the equity method. Under such accounting method, Global reflects in revenues its pro rata share of the investment's net income and the foreign income taxes are a component of equity in earnings rather than in the income tax provision. During 1999, there was an increase in state income taxes at Resources totaling $11 million due to the early termination of a leveraged lease.

EBIT Contribution

      The results of operations for each of our business segments are explained below with reference to the EBIT contribution. We borrow on the basis of a combined credit profile to finance the activities of its subsidiaries. As such, the capital structure of each of the businesses is managed by Energy Holdings. Debt at each subsidiary is evidenced by demand notes with Energy Holdings and PSEG Capital Corporation (PSEG Capital).

EBIT Contribution
Energy Holdings'
Subsidiaries
-----------------
                                          Years Ended December 31,
                            ----------------------------------------------------
                                2001               2000                1999
                            -------------     ---------------     --------------
                                           (Millions of Dollars)
Global.....................   $    253          $    123            $    117
Resources..................        200               190                 169
Energy Technologies........        (22)              (11)                 (8)
Other......................         (4)               (7)                 (7)
                            -------------     ---------------     --------------
Total Consolidated EBIT....   $    427          $    295            $    271
                            =============     ===============     ==============

      Global

      Global develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity in selected domestic and international markets. Global has ownership interests in 31 operating generation projects totaling 4,922 MW (2,047 MW net of other partners' interests) located in the United States, Argentina, China, India, Italy, Peru, Poland and Venezuela. Global has ownership interests in 13 projects totaling 3,205 MW (1,399 MW net) in construction or advanced development that are located in the United States, Argentina, China, Italy, Oman, Poland, Taiwan, Tunisia and Venezuela. For a discussion of the pending sale of certain projects located in Argentina, see Note 19. "Subsequent Events" of the Notes to Consolidated Financial Statements.

      Until the fourth quarter of 2000, Global's investments consisted primarily of minority ownership positions in projects and joint ventures. Other than fees collected for providing operations and maintenance services, Global's revenues represented its pro-rata ownership share of net income generated by project affiliates which are accounted for by the equity method of accounting. The expenses in the table below were those required to develop projects and general and administrative expenses required to operate the business as a whole. In the fourth quarter of 2000, Global increased its interest in Carthage Power Company, an electric generation facility under construction in Rades, Tunisia from 35% to 60% and completed project financing for a 55% economic interest in ELCHO, a power plant in Poland with the expectation of an increase to a 90% economic interest by 2003.

      In the first quarter of 2001, Global increased its interest in Tanir Bavi, an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in EDEERSA, an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest in SAESA, a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. In the fourth quarter of 2001, Global acquired Empresa de Electricidad de los Andes S.A. (Electroandes), a hydroelectric generation and transmission company in Peru. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

Summary Results
Global
---------------
                                            Years Ended December 31,
                                    ------------------------------------------
                                      2001            2000            1999
                                    ----------     -----------      ----------
                                              (Millions of Dollars)
Revenues...........................   $ 452          $ 169            $ 211
Expenses...........................     193             49               97
                                    ----------     ----------       ----------
Operating Income...................     259            120              114
Other Income (Loss)................      (6)             3                3
                                    ----------     ----------       ----------
EBIT...............................   $ 253          $ 123            $ 117
                                    ==========     ==========       ==========

      Global's EBIT increased $130 million or 106% in 2001 as compared to 2000.

      The Global EBIT increase in 2001 was primarily realized from the gain of $75 million on the withdrawal and sale of its interest in Eagle Point and was partially offset by a loss of equity in earnings of $26 million, which was recorded in 2000 and not recorded in 2001, as a result of the withdrawal. A net $62 million increase in EBIT was realized from the earnings related to the acquisitions of EDEERSA in the second quarter of 2001, SAESA in the third quarter of 2001, Electroandes in the fourth quarter of 2001 and the commencement of operations at Tanir Bavi in the second quarter of 2001. In addition, EBIT benefited from an increase of $45 million in Interest Income recorded in connection with the payment agreement associated with the pending sale of Global's interest in three Argentine distribution companies, EDEN, EDES and EDELAP, and two generation stations, CTSN and Parana, to a subsidiary of AES; the loans to TIE; and the note received as consideration for the withdrawal from its interest in Eagle Point. EBIT increased an additional $11 million from increased earnings at Chilquinta and Luz del Sur. These increases were partially offset by lower revenues of $12 million due to a reduction in earnings at RGE primarily related to the adverse effect of exchange rate changes in the Brazilian Real and a $9 million increase in corporate operating expenses primarily due to a $7 million write-off of a foreign investment. Other Income decreased by $9 million primarily due to $6 million of foreign currency transaction losses recorded in 2001 as compared to foreign currency transaction gains of $3 million in 2000.

      The Global EBIT increased by $6 million or 5% from $117 million to $123 million in 2000, as compared to 1999. This increase was primarily due to the favorable performance by its domestic generation assets and by its investments made in Latin America distribution assets in June and September of 1999. Global's operating expenses in 1999 were negatively impacted by a write-down of $44 million to reduce the carrying value of certain assets. Revenues in 1999 were favorably impacted by a gain of $69 million from the sale of its 50% interest in Newark Bay.

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

Summary Results
Resources
---------------
                                            Years Ended December 31,
                                     ---------------------------------------
                                       2001           2000          1999
                                     ----------     ----------    ----------
                                             (Millions of Dollars)
Revenues............................  $  215         $  206        $  179
Expenses............................      15             16            10
                                     ----------     ----------    ----------
Operating Income and EBIT...........  $  200         $  190        $  169
                                     ==========     ==========    ==========

     Resources' EBIT increased $10 million or 5% in 2001 as compared to 2000.

      The Resources' EBIT increase in 2001 was due to improved revenues of $9 million or 4% primarily attributable to higher leveraged lease income of $44 million from new leveraged lease transactions, partially offset by lower Net Investment Gains (Losses) of $37 million, of which $22 million resulted from a net decrease in the gains from the sale of properties subject to leveraged leases and $12 million resulted from a net decrease carrying value of publicly traded equity securities within certain leveraged buyout funds.

      Resources' EBIT increased $21 million or 12% from $169 million to $190 in 2000 as compared to 1999 due primarily to higher leveraged lease income of $51 million from the continued investment by Resources in such financing transactions. Further augmenting EBIT was other increased revenues of $4 million primarily related to gains from the sales of properties subject to leveraged leases. Offsetting the above benefits were lower gains of $28 million from the sales of securities and lower revenues of $6 million related to lower income from certain limited partnerships.

      Energy Technologies

      Energy Technologies derives its revenues from constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems and providing energy-related engineering, consulting and mechanical contracting services to industrial and commercial customers in the Northeastern and Middle Atlantic United States.

Summary Results
Energy Technologies
-------------------
                                             Years Ended December 31,
                                      ----------------------------------------
                                      ---------- ---- ---------- -- ----------
                                        2001            2000          1999
                                      ----------      ----------    ----------
                                               (Millions of Dollars)
Revenues............................  $ 467           $ 417         $ 297
Expenses............................    491             428           305
                                      ----------      ----------    ----------
Operating Loss......................    (24)            (11)           (8)
Other Income........................      2              --            --
                                      ----------      ----------    ----------
EBIT................................  $ (22)          $ (11)        $ (8)
                                      ==========      ==========    ==========

     Energy Technologies' EBIT decreased $11 million for the year ended December 31, 2001 as compared to 2000.

      Energy Technologies' EBIT decrease in 2001 resulted primarily from cost overruns of mechanical contracts and lower margins on increased sales recorded in 2001. Energy Technologies also experienced an increase in the cost of outside services due to the continued integration of its mechanical contracting business. The EBIT contribution decrease was partially offset by a restructuring charge of $7 million in 2000. There were no restructuring charges recorded in 2001.

      Energy Technologies' EBIT decreased $3 million or 38% in 2000 as compared to 1999. Revenues increased $120 million and operating expenses increased $123 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999. Also included in the increased operating expenses, Energy Technologies recognized a pre-tax restructuring charge of approximately $7 million for the year ended December 31, 2000. Of this amount approximately $2 million was related to employee severance costs for the termination of approximately 60 employees, $2 million was related to deferred transportation costs and $3 million was related to the write-off of computer hardware and software. As of December 31, 2000, all severance costs had been paid related to the terminations.

Liquidity and Capital Resources

      The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions of our three direct operating subsidiaries in 2001, Global, Resources and Energy Technologies.

      Our capital requirements and those of our subsidiaries are met and liquidity provided by internally generated cash flow and external financings. We make equity contributions from time to time to our subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. At times, we utilize inter-company dividends and inter-company loans to satisfy various subsidiary needs and efficiently manage our and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

      External funding to meet our needs is comprised of corporate finance transactions. The debt incurred is our direct obligation. We use some of the proceeds of this debt to make equity investments in our subsidiaries.

      All of our publicly traded debt and debt of PSEG Capital has received investment grade ratings from each of the three major credit rating agencies. The changes in the energy industry and the recent bankruptcy of Enron Corp. are attracting increased attention from the rating agencies, which regularly assess business and financial matters. Given the changes in the industry, attention to and scrutiny of our performance, capital structure and competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of our securities. We will continue to evaluate our capital structure, financing requirements, competitive strategies and future capital expenditures to maintain our current credit ratings.

      The current ratings of securities of us and PSEG Capital are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of our securities or those of PSEG Capital and serve to increase those companies' cost of capital.

                        Moody's        Standard & Poor's            Fitch
                     ------------     -------------------        ------------
Energy Holdings
---------------
Senior Notes              Baa3                BBB-                   BBB-

PSEG Capital
------------
Medium Term Notes         Baa2                BBB                 Not Rated

      The availability and cost of external capital could be affected by each subsidiary's performance as well as by the performance of their respective subsidiaries and affiliates. This could include the degree of structural or regulatory separation between us and our subsidiaries and between Public Service Electric and Gas Company and its non-utility affiliates and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

      Financing for Global's projects and investments is generally provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are typically secured by project and special purpose subsidiary assets and/or cash flows. Non-recourse transactions generally impose no obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by Global and/or us. Further, the consequences of permitting a project-level default could include loss of any invested equity by us or any of our subsidiaries.

      Our debt indenture and credit agreements and those of our subsidiaries and PSEG contain cross-default provisions under which a default by us or by specified subsidiaries of PSEG involving specified levels of indebtedness in other agreements would result in a default and the potential acceleration of payment under such indentures and credit agreements. For example, a default for a specified amount with respect to any indebtedness of Global including obligations in non-recourse transactions, as set forth in various credit agreements, could cause a cross-default in one of our or our subsidiaries' credit agreements.

      Such lenders, or the debt holders under our indenture or any of our or our subsidiaries' credit agreements could determine that debt payment obligations may be accelerated as a result of a cross-default. These occurrences could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. This would have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

      In addition, our credit agreements and those of PSEG and our subsidiaries generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's, and as may be relevant, our, business or financial condition. In the event that we or the lenders in any of our or our subsidiaries' credit agreements determine that a material adverse change has occurred, loan funds may not be advanced.

      Some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. As part of our financial planning forecast, we perform stress tests on our financial covenants. These tests include a consideration of the impacts of potential asset impairments, foreign currency fluctuations, and other items. Our current analyses and projections indicate that, even in a worst-case scenario with respect to our investments in Argentina and considering other potential events, we will still be able to meet our financial covenants.

      Our debt indenture and credit agreements and those of our subsidiaries do not contain any "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. We and Global may have to provide collateral for certain of our and their equity commitments if our ratings should fall below investment grade. This would increase our costs of doing business.

      PSEG Capital has a $750 million MTN program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. At December 31, 2001 and December 31, 2000, total debt outstanding under the MTN program was $480 million and $650 million, respectively maturing in 2002 and 2003.

      Capital resources and investment requirements could be affected by the outcome of proceedings by the BPU pursuant to its Energy Master Plan and Energy Competition Act and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of our non-utility businesses, owned by us, on PSE&G. As a result of the Focused Audit, the BPU ordered that, among other things:

      (1) We will not permit Energy Holdings' investments to exceed 20% of our consolidated assets without prior notice to the BPU;

      (2) PSE&G's Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G;

      (3) We will (a) limit debt supported by the minimum net worth maintenance agreement between us and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

      (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year which is to be used to reduce customer rates.


      In the Final Order the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. PSE&G has notified the BPU that PSEG will eliminate PSEG Capital debt by the end of the second quarter of 2003 and that it believes that the Final Order otherwise supercedes the requirements of the Focused Audit. While we believe that this issue will be satisfactorily resolved, no assurances can be given.

      In addition, if PSEG were no longer to be exempt under the Public Utility Holding Company Act of 1935 (PUHCA), we and our subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. We believe that this would not have a material adverse effect on our financial condition, results of operations and net cash flows.

      Over the next several years, we and our subsidiaries will be required to refinance maturing debt, incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect our financial condition, results of operations and net cash flows.

      We have the following credit facilities for various funding purposes and to provide us liquidity These agreements are with a group of banks and provide for borrowings with maturities of up to one year. The following table summarizes our various facilities as of December 31, 2001.

                                                   Total         Primary          Amount
Energy Holdings               Maturity Date       Facility       Purpose       Outstanding
                             ---------------     ----------    -----------    -------------
                                                          (Millions of Dollars)
364-day Credit Facility         May 2002           $  200        Funding          $    -
5-year Credit Facility          May 2004              495        Funding             250
Bilateral Credit Agreement         N/A                100        Funding              50
                                                 ----------                   -------------
       Total                                       $  795                         $  300
                                                 ==========                   =============

      The five-year facility also permits up to $250 million of letters of credit to be issued of which $57 million are outstanding as of December 31, 2001.

      Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of December 31, 2001, the latest 12 months CFADS coverage ratio was 4.4 and the ratio of recourse indebtedness to recourse capitalization was 0.45 to 1.00.

      Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. In addition, our ability to continue to grow its business will depend to a significant degree on PSEG's ability to access capital and our ability to obtain additional financing beyond current levels.

      In October 2001, $135 million of 6.74% Medium-Term Notes (MTN) matured under the PSEG Capital MTN program and were refinanced with funds from our issuance of short-term debt.

      In October 2001, PSEG Chile Holding S.A., a wholly-owned subsidiary of Global and a US Dollar functional currency entity closed on $150 million of project financing related to its investment in SAESA, a Chilean Peso functional currency entity. The debt is variable and is based on LIBOR. In connection with this project financing, PSEG Chile Holding S.A. entered into two foreign currency forward exchange contracts with a total notional amount of $150 million. The two contracts were entered into to hedge the Chilean Peso/US Dollar exposure on the net investment. This transaction qualifies for hedge accounting under SFAS 133.

     In March 2001, $160 million of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquinta was refinanced. The private placement offering by Chilquinta Energia Finance Co. LLC, a Global affiliate, of senior notes was structured in two tranches: $60 million due 2008 at an interest rate of 6.47% and $100 million due 2011 at an interest rate of 6.62%.

An extraordinary loss of $2 million (after-tax) was recorded in connection with the refinancing of the $160 million non-recourse bank debt.

      It is intended that Global and Resources will provide our earnings and cash flow for long-term growth. Resources' investments are designed to produce immediate cash flow and earnings that enable Global to focus on longer investment horizons. During the next five years, we will need significant capital to fund our planned growth. Capital is expected to be provided from additional debt financing, equity from PSEG and operating cash flows.

      Our cash provided by (used in) operating, investing and financing activities was as follows:

                                           Years Ended December 31,
                                -----------------------------------------------
                                    2001            2000              1999
                                -------------    ------------     -------------
                                            (Millions of Dollars)

Total Operating Activities......  $    371         $    243         $    289
                                  ========         ========         ========
Total Investing Activities......  $ (1,717)        $   (855)        $ (1,157)
                                  ========         ========         ========
Financing Activities
  Debt..........................  $  1,006         $    328         $    731
  Equity........................       374              263              171
                                       ---              ---              ---
Total Financing Activities......  $  1,380         $    591         $    902
                                  ========         ========         ========

      Operating Activities

      Cash flow from operating activities increased $128 million or 53% from $243 million to $371 million in 2001 as compared to 2000. Global's cash flow from operations increased $96 million, primarily attributable to proceeds received from the withdrawal and sale by Global of its interest in the Eagle Point Cogeneration Partnership. Resources' cash flow from operations increased $34 million, primarily due to increased proceeds from the sales of properties subject to leveraged leases and the sales of its interest in certain equity securities held in its leveraged buyout funds.

      Cash flow from operating activities decreased $46 million or 16% from $289 million to $243 million in 2000 as compared to 1999. This decrease of $46 million was primarily due to the proceeds that Global received as consideration from the sale of Newark Bay in 1999 while no such sales were recorded in 2000. Additionally, operating activities were negatively impacted in 2000 from an increase in working capital requirements of Energy Technologies and reduced proceeds from sales of properties subject to leveraged leases by Resources. These decreases were partially offset by increased dividends received in 2000 by Global from affiliates of its equity method investments and increased rents received by Resources from the continued investments in leveraged leases.

      Investing Activities

      In 2001, Global invested $810 million to acquire majority interests in EDEERSA, Electroandes, Salalah, SAESA, Tanir Bavi and made additional investments of $136 million in existing domestic and international facilities. In addition, Global invested an additional $271 million in property, plant, and equipment and other assets. In 2001, Resources invested approximately $460 million in six leveraged lease transactions including electric and gas distribution assets in Austria, Belgium and the Netherlands and electric power plants in the United States.

      In 2000, Global invested $361 million to acquire interests in a distribution company in Argentina, a generation project in India, a generation project in Poland and made additional investments in existing domestic and international facilities. In 2000, Resources invested approximately $460 million in five leveraged lease transactions including electric and gas distribution assets in the Netherlands and electric power plants in the United States.

      In 1999, Global invested $722 million to acquire interests in two energy distribution companies in Chile and Peru and additional investments in existing domestic and international facilities. Resources invested approximately $380 million primarily in six leveraged leases of energy facilities: two gas distribution networks in the Netherlands, three cogeneration plants in Germany, two generation plants in the United States and a liquefied natural gas plant in the United States. Energy Technologies acquired six HVAC and mechanical service contractors for a total cost of approximately $49 million.

     Financing Activities

      As of December 31, 2001 and December 31, 2000, PSEG had $2.5 billion and $2.0 billion of equity, respectively, (including retained earnings of approximately $510 million and $353 million, respectively) invested in Energy Holdings. In 2001, PSEG invested $400 million of additional equity in Energy Holdings.

      In July and February 2001, we issued $550 million of 8.50% Senior Notes due 2011 and $400 million of 8.625% Senior Notes due 2008, respectively. The proceeds were used to repay certain short-term debt and for general corporate purposes. Additionally, non-recourse project debt increased $718 million related to construction financings at Global's consolidated projects. At December 31, 2001, our consolidated capital structure consisted of 30% common equity, 9% preferred stock and 61% debt. Approximately $1.07 billion, or 19% of our total invested capital represented debt consolidated on the balance sheet that is non-recourse to Global and Energy Holdings.

      In 2000, we issued $300 million of 9.125% Senior Notes due 2004 and PSEG invested $300 million of additional equity in Energy Holdings. The proceeds were used to repay certain short-term debt and for general corporate purposes. At December 31, 2000, our consolidated capital structure consisted of 32% common equity, 13% preferred stock and 55% debt. Approximately $354 million, or 9% of our total invested capital represented debt consolidated on the balance sheet that is non-recourse to Global and Energy Holdings.

      During 1999, PSEG invested approximately $200 million of additional equity in Energy Holdings, the proceeds of which were used to repay short-term debt. In addition, we received proceeds from new debt issuances, net of repayments, totaling approximately $572 million for general corporate purposes. In addition, Global issued non-recourse debt totaling approximately $160 million primarily to fund its acquisition of a Chilean distribution company.

Capital Requirements

      We plan to continue the growth of Global and Resources. We will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. In 2001, our subsidiaries made investments totaling approximately $1.7 billion. These investments included leveraged lease investments totaling $460 million by Resources, and acquisitions of international generation and distribution facilities totaling $810 million by Global. Global also made additional investments of $136 million in existing generation and distribution projects.

      In 2002, capital expenditures to fund Global's anticipated acquisitions and existing generation and distribution projects are expected to approximate $200 million and includes $70 million of equity for projects currently under construction. This amount is included in the discussion of "Contractual Obligation and Commercial Obligations" shown below. The remaining $130 million is discretionary and depends on the availability of projects, and the timing and success of our development efforts. Capital expenditures to fund Resources' investments are expected to approximate $250 million. Resources' anticipated expenditures are discretionary and are dependent upon availability of potential investments meeting certain profit thresholds. We have $270 million of long-term debt due within one year, including $228 million of Medium-Term Notes maturing in 2002.

      We expect funds available, in 2002, from the following sources: approximately $495 million of borrowing capacity, estimated operating cash flow of $475 million and estimated equity contributions from PSEG of $400 million. Significant factors that may negatively impact operating cash flow in 2002 include the inability of Global to close on its intended sale of certain Argentine assets to a subsidiary of AES and additional adverse impacts from the Argentine economic, political and social crisis. The Argentine crisis may create significant uncertainty with respect to operational performance, cash flow and potential for profitability of the electricity industry in Argentina, including EDEERSA. For a more comprehensive discussion, see "Argentine Economic Crisis", shown above.

      Our capital expenditures in 2003-2006 are expected to average approximately $600 million per year comprised of investments in generation and distribution facilities and projects and leveraged lease transactions. Such amounts include $75 million of equity for generation and distribution projects, currently under construction which are expected to be funded by 2003 and are included in the discussion of "Contractual Obligations and Commercials Obligations" shown below. The remaining capital expenditures are discretionary and depend on the availability of projects, and the timing and success of our development efforts. Investment activity will be subject to periodic review and revision and may vary significantly depending upon the opportunities presented. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends. The anticipated sources of funds for such growth opportunities are additional equity from PSEG, cash flow from operations and external financings.

      For an analysis of certain contractual and commercial obligations in 2002-2006, see "Disclosures about Contractual Obligations and Commercial Obligations and Certain Investments", shown below.

Disclosures about Contractual Obligations and Commercial Obligations

      The following tables reflect the contractual cash obligations and other commercial commitments in the respective periods in which they are due.

                                            Total           Less
                                            Amounts         Than
Contractual Cash Obligations              Committed        1 year        1 - 3 years    4 - 5 years    Over 5 years
----------------------------------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
Long-Term Debt                             $   2,916      $     270       $     727       $      80      $   1,839
Operating Leases                                  28              7              11               6              4
----------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations         $   2,944      $     277       $     738       $      86      $   1,843
----------------------------------------------------------------------------------------------------------------------

      Energy Holdings, Global and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $241 million, as of December 31, 2001. A substantial portion of such guarantees is eliminated upon successful completion of construction, performance of certain obligations and/or refinancing of construction debt with non-recourse project term debt. The Administrative Agent for the Parana power facility notified Global that the project was in default and our $30 million equity commitment would be accelerated. Such payment is expected to occur in March 2002 and is included in our Argentine investment exposure of $632 million.

      In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, Energy Holdings would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of December 31, 2001, Energy Technologies had tangible equity of $114 million and performance bonds outstanding of $124 million. The performance bonds are not included in the table below.

                                            Total          Less
                                           Amounts         Than
Other Commercial Commitments              Committed       1 year        1 - 3 years     4 - 5 years    Over 5 years
----------------------------------------------------------------------------------------------------------------------
                                                                  (Millions of Dollars)
Standby Letters of Credit                  $     54      $     45        $      5        $      4        $      -
Guarantees                                      187            27             118               0              42
----------------------------------------------------------------------------------------------------------------------
Total Commercial Commitments               $    241      $     72        $    123        $      4        $     42
----------------------------------------------------------------------------------------------------------------------

Off Balance Sheet Arrangements

      Global has certain investments that are accounted for under the equity method in accordance with generally accepted accounting principles. Accordingly, an amount is recorded on our balance sheet which is primarily our equity investment and is increased for our pro-rata share of earnings less any dividend distribution from such investments. The companies in which we invest that are accounted for under the equity method have an aggregate $1.88 billion of debt on their combined, consolidated financial statements. Our pro-rata share of such debt is $737 million and is non-recourse to us, Global and PSEG. We are generally not required to support the debt service obligations of these companies.

      Resources has investments in leveraged leases that are accounted for in accordance with SFAS 13 "Accounting for Leases." Leveraged lease investments generally involve three parties: an owner/lessor, a creditor, and a lessee. In a typical leveraged lease financing, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by Resources. The creditor provides long term financing to the transaction, and is secured by the property subject to lease. Such long term financing is non-recourse to Resources. As such, in the event of default the creditor may only look to the leased asset as security on the loan. As a lessor, Resources has ownership rights to the property and rents the property to the lessee for use in its business operation. As of December 31, 2001 Resources' equity investment in leased assets was approximately $1.6 billion, net of deferred taxes of approximately $1.2 billion.

      In the event that collectibility of the minimum lease payments to be received by the lessor is no longer reasonably predictable, the accounting treatment for some of the leases may change. In such cases, Resources may deem that a lessee has a high probability of defaulting on the lease obligation. In many instances, Resources has protected its equity investment in such transactions by providing for the direct right to assume the debt obligation. Debt assumption would be at Resources' sole discretion, and normally only occur if an appraisal of the leased property yielded a value that exceeds the present value of the debt outstanding. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the balance sheet instead of the net equity investment in the lease. In the events described above, the lease essentially changes from being classified as a capital lease to a conventional operating lease.


Discussion of Critical Accounting Policies

      The accounting policies listed below are policies that involve the use both objectively and subjectively derived information to record financial statement transactions in accordance with Generally Accepted Accounting Principles (GAAP) applied in the United States. The use of subjective judgment and estimates by management is a critical element in the application of GAAP. The principles below were determined to be most significant in the determination of our financial statements for the years presented, and will impact our financial statements prospectively.

      Leveraged Leases

      A leveraged lease is recorded by applying cash flows to lease income and amortization on a constant return basis throughout the lease term. A key assumption in our lease transactions is the residual value at the end of the lease term. The residual value is estimated at the beginning of the lease term, and is reviewed annually for adequacy. If management were to determine that there is a permanent impairment to the residual value of an asset subject to lease, the reduction must be recorded immediately. Appreciation in residual value is not booked immediately, but is deferred until termination of the lease transaction normally through the purchase of the asset by the lessee.

      Lease accounting also includes estimates of the likelihood of a borrower's ability to pay the rent contractually derived in the transaction. If significant uncertainty exists over the level of rent to be received, or rent is deferred to future periods, the income accrual must be reduced to reflect lower estimates of future lease income. In the event of default by a lessee, the leased asset may be recorded on the balance sheet along with the related non-recourse debt.

      Lease accounting also includes estimates of future tax rates. Changes in statutory rates could affect the level of lease income recorded, as tax cash flow is a key component of income in a lease transaction.

      Percentage of Completion Accounting

      Percentage of completion accounting is applied to construction and service contracts by Energy Technologies. This method involves estimates of gross profit percentage at the inception of a contract term. As contract work is complete, the gross profit is recognized in our Income Statement. If there is a change in the expected contract gross profit, the change is recognized immediately in the Consolidated Statements of Income. The determination of gross profit includes significant use of contract estimates, both of variables that are directly within our control, and those that are not.

      Measurement of Derivative Financial Instruments

      We use financial instruments to hedge floating interest rate and foreign currency exposure in many markets where we invest. Derivative financial instruments must be valued and recorded as assets or liabilities in the financial statements. The derivation of value includes estimates of future interest rates and exchange rates that are often quite volatile. For a complete discussion of the application of Statement of Financial Accounting Standards, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), see Note 2. "Summary of Significant Policies" of the Notes to Consolidated Financial Statements.

      Use of Fair Value Accounting

      Resources applies fair value accounting for certain securities held in Limited Partnership interests that have quotable market prices on liquid exchanges. For other securities in the portfolio that do not trade on liquid exchanges, securities are carried at cost unless a valuation report prepared by the fund manager indicates a permanent impairment in value below cost. While objectively derived, the volatility of securities markets over the past few years has caused significant fluctuations in security prices. For example, we recorded net pretax (losses)/gains from fair value adjustments or security sales totaling $(16) million, ($4) million and $24 million for the three years ended, December 31, 2001, December 31, 2000 and December 31, 1999, respectively. While the carrying value of the trading portfolio was only $34 million as of December 31, 2001, it is possible that a volatile market could cause significant fluctuations in our reported income in prospective periods.

      Impairment Testing

      Under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (SFAS 121), we test our long-lived assets for impairment periodically using a non-discounted cash flow test to determine if cash flows are sufficient to recover asset or investment balances. Tests are also performed when industry, regulatory or significant changes in market dynamics cause a change in the relative level of income or cash flow projected to be earned from an asset. Our equity investments are tested periodically using the principles of APB 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18). Impairment testing involves the use of financial models that project asset or investment cash flows in future periods, inclusive of a terminal value. Other assumptions include customer sales growth, inflation, and fuel and labor costs. In 2002, we will apply SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142). The goodwill impairment testing involves the use of estimates to derive the fair value of a reporting unit inclusive of the goodwill. Also in 2002, we will apply SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which includes a non-discounted cash flow test similar to SFAS 121. Although management believes its assumptions are the best available and in accordance with industry standards, actual results will likely differ from these assumptions and could have a material adverse impact on our financial condition, results of operations and net cash flows.

      Foreign Currency Accounting

      Our financial statements are prepared using the US Dollar as the reporting currency. In accordance with SFAS 52 "Foreign Currency Translation", foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into US Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining net income but are reported in Other Comprehensive Income (OCI). Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

      The determination of an entity's functional currency requires management's judgment. It is based on an assessment of the primary currency in which transactions in the local environment are conducted, and whether the local currency can be relied upon as a stable currency in which to conduct business. As economic and business conditions change, we are required to reassess the economic environment and determine the appropriate functional currency. The impact of foreign currency accounting could have a material adverse impact on our financial condition, results of operation and net cash flows.


Environmental Matters

      Global has ownership interests in facilities, including operating power plants and distribution companies and power plants under construction or in development, in numerous countries. These include the United States (California, Hawaii, Maine, New Hampshire, Pennsylvania and Texas), Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. These operations are subject to compliance with environmental laws and regulations by relevant authorities at each location, which may include air and water quality control, land use, disposal of wastes, aesthetics and other matters. In order to achieve compliance, expenditures may be needed for construction, continued operation or remediation of new and existing facilities and sites.

      As Global pursues new opportunities, they will be required to comply with applicable environmental laws and regulations. Global attempts to take such expenditures into consideration when considering an investment; however, there can be no assurance that environmental laws and regulations will not change. If environmental laws or regulations change in the future, there can be no assurance that our financial condition, results of operations and net cash flows will not be materially and adversely affected. We are committed to operating its businesses cleanly, safely and reliably and strive to comply with all environmental laws, regulations, permits, and licenses. However, despite such efforts, there have been instances of non-compliance, although no such instance resulted in revocation of any permit or license or caused a materially adverse effect on our financial condition, results of operations and net cash flows.

      We do not anticipate any material capital expenditures for environmental control facilities or in connection with compliance with federal, state or local environmental laws and regulations in 2002 or in connection with the generation projects currently in construction or advanced development. We do not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on its financial condition, results of operations and net cash flows.

Business Environment

      We continue to evaluate the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include the continued weakening of certain Latin American currencies, including the Argentine Peso, Brazilian Real, the Chilean Peso, the Peruvian Sol, and the Venezuelan Bolivar, lower energy prices in power markets, including power markets where Global invests in merchant generation assets, and further credit rating downgrades of certain airlines in the United States and worldwide. As of December 31, 2001, $2.5 billion or 34% of our assets were invested in Latin America, specifically in Argentina, Brazil, Chile, Peru and Venezuela and $108 million or 1% of our assets were comprised of leveraged leases of seven aircraft leased to five separate lessees.

      As of December 31, 2001, Global had $281 million invested in two 1000 MW gas-fired combined-cycle electric generating facilities in Texas, including approximately $165 million of loans earning an annual rate of 12%. Of the $165 million outstanding at December 31, 2001, $88 million was repaid in February 2002. TIE's funding for these payments to Global were made from equity contributions of $44 million from Global and $44 million from Panda Energy. Earnings and cash distributions from TIE during 2001 were $15 million and $25 million, respectively, below expectations due to lower energy prices, resulting from the over-supply of energy in the Texas power market and mild summer temperatures suppressing demand in the region. Global expects this trend to continue until the 2004-2005 time frame when market prices are expected to increase, as older less efficient plants in the Texas power market are expected to be retired and the demand for electricity is expected to increase. However, no assurances can be given as to the accuracy of these estimates. Current projections of future cash flows for each plant, using independent market studies for estimating gas and electricity prices, market heat rates and capacity prices, do not indicate the investment to be impaired. We believe that those independent market studies are the best available for estimating future prices. This impairment test was done in accordance with SFAS 121 at the project level and no assurance can be given as to the accuracy of the projections used in the analysis.

      We cannot predict the impact of any further currency devaluations, continued economic slowdown, lower energy prices and potential lessee payment defaults; however, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.


Qualitative and Quantitative Disclosures About Market Risk

      The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as discussed below. Our policy is to use financial instruments to manage risk consistent with our business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices for all of its subsidiaries, including us and our subsidiaries.

      Counterparties expose us to credit losses in the event of nonperformance or nonpayment. We have a credit management process which is used to assess, monitor and mitigate counterparty exposure. In the event of nonperformance or nonpayment by a major counterparty, there may be a material adverse impact on our financial condition, results of operations and net cash flows.

      Commodity Risk

      We are subject to commodity price risk related to the selling prices of electricity at our merchant generation facilities, particularly in the Texas power market. For a comprehensive discussion of our generation plants in Texas and the Texas power market, see "Business Environment", shown below.

      Equity Securities

      Resources has investments in equity securities and limited partnerships which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments, which had available market prices at December 31, 2001 and December 31, 2000, were $34 million and $115 million, respectively. The decrease in the recorded amount of investments was primarily due to the sales of its interests in equity securities which had a fair value of $66 million on December 31, 2000 and a decline in the valuation of publicly traded equity securities held within its limited partnerships. A sensitivity analysis has been prepared to estimate our exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments would result in a $3 million and a $9 million change in revenues for the years ended December 31, 2001 and 2000, respectively.

      Interest Rates

      We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate debt, floating rate debt and interest rate swaps. As of December 31, 2001 and December 31, 2000, a hypothetical 10% change in market interest rates would result in a $2 million and a $6 million respectively, change in interest costs related to short-term and floating rate debt. For a description of interest rate swaps, see Note 12. "Financial Instruments and Risk Management" of the Notes to Consolidated Financial Statements.

      Foreign Currencies

      We conduct our business on a multinational basis in a wide variety of foreign currencies. Our objective for foreign currency risk management policy is to preserve the economic value of cash flows in currencies other than the US Dollar. Our policy is to hedge significant cash flows, which are probable of occurring, and identified as subject to significant foreign currency variability. In addition, we typically hedge a portion of our exposure resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved. Our foreign currency hedging activities to date include hedges of US Dollar debt arrangements in operating companies that conduct business in currencies other than the US Dollar.

      California Power Market

      As a result of the California energy crisis, Pacific Gas & Electric Company (PG&E) filed for protection under Chapter 11 of the US Bankruptcy Code on April 6, 2001. GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts as of December 21, 2000, resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively.

      In December 2001, GWF, Hanford and Tracy reached an agreement with PG&E which stipulates that PG&E will make full payment of the $62 million in 12 equal installments, including interest by the end of 2002. On December 31, 2001, PG&E paid GWF $8 million, representing the initial installment payment and all accrued interest due, pursuant to the agreement. As a result of this agreement, GWF, Hanford and Tracy reversed the reserve of $25 million which increased operating income by $25 million (of which Global's share was $11 million).

      As of December 31, 2001, GWF, Hanford and Tracy still had combined pre-petition receivables due from PG&E for all plants amounting to approximately $57 million. Global's pro-rata share of this receivable was $27 million.


Accounting Issues

      For a discussion of significant accounting matters, see Notes 2. "Summary of Significant Accounting Policies" and 3. "Accounting Matters" of the Notes to Consolidated Financial Statements.

Impact of New Accounting Pronouncements

      For a discussion of SFAS 133 and related Derivative Implementation Group issues, see Note 2. "Summary of Significant Accounting Policies." For a discussion of SFAS 141, SFAS 142, SFAS 143, and SFAS 144, see Note 3. "Accounting Matters" of the Notes to Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

        o because a significant portion of our business is conducted outside the United States, adverse international developments could negatively impact our business;

        o credit, commodity, and financial market risks may have an adverse impact;

        o   the electric industry is undergoing substantial change;

        o   generation operating performance may fall below projected levels;

        o we and our subsidiaries are subject to substantial competition from well capitalized participants in the worldwide energy markets;

        o   our ability to service debt could be limited;

        o if our operating performance or cash flow from minority interests falls below projected levels, we may not be able to service our debt;

        o power transmission facilities may impact our ability to deliver our output to customers;

        o   government regulation affects many of our operations;

        o   environmental regulation significantly impacts our operations;

        o   insurance coverage may not be sufficient;

        o   acquisition, construction and development may not be successful; and

        o changes in technology may make our power generation assets less competitive

         o  recession, acts of war or terrorism could have an adverse impact.


ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES
         ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosures about market risk is set forth under the caption "Qualitative and Quantitative Disclosures About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations and "Use of Derivative Financial Instruments" in Note 2. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)

                                                                                 For The Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                             2001              2000               1999
                                                                         -------------     -------------      --------------
OPERATING REVENUES
     Energy Service Revenues                                                    $ 443             $ 319               $ 184
     Income from Capital and Operating Leases                                     215               170                 112
     Electric Generation and Distribution Revenues                                172                 -                   -
     Income from Joint Ventures and Partnerships                                  144               158                 135
     Gain on Withdrawal from/Sale of Partnerships                                  75                 -                  69
     Interest and Dividend Income                                                  48                 7                   4
     Other                                                                         40                38                  36
     Energy Supply Revenues                                                         -                67                  86
     Net Investment (Losses) Gains                                                 (2)               35                  61
                                                                         -------------     -------------      --------------
         Total Operating Revenues                                               1,135               794                 687
                                                                         -------------     -------------      --------------
OPERATING EXPENSES
     Operation and Maintenance                                                    447               292                 182
     Administrative and General                                                   143               121                 109
     Electric Energy Costs                                                         85                 -                   -
     Depreciation and Amortization                                                 27                13                   7
     Cost of Energy Sales                                                           -                69                  82
     Write-down of Project Investments                                              7                 -                  44
     Restructuring Charge                                                           -                 7                   -
                                                                         -------------     -------------      --------------
           Total Operating Expenses                                               709               502                 424
                                                                         -------------     -------------      --------------
OPERATING INCOME                                                                  426               292                 263
OTHER INCOME                                                                        1                 3                   8
INTEREST EXPENSE - NET                                                            190               137                  95
                                                                         -------------     -------------      --------------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                      237               158                 176
INCOME TAXES
     Current                                                                     (101)             (129)                 11
     Deferred                                                                     152               175                  59
     Other                                                                          6                (1)                 (1)
                                                                         -------------     -------------      --------------
           Total Income Taxes                                                      57                45                  69
Minority Interests                                                                  4                (1)                 (1)
                                                                         -------------     -------------      --------------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                                       176               114                 108
Extraordinary Loss on Early Retirement of Debt (net of tax)                        (2)                -                   -
Cumulative Effect of a Change in Accounting Principle (net of tax)                  9                 -                   -
                                                                         -------------     -------------      --------------
NET INCOME                                                                        183               114                 108
Preferred Stock Dividend Requirements                                              22                24                  25
                                                                         -------------     -------------      --------------
EARNINGS AVAILABLE TO PUBLIC SERVICE

  ENTERPRISE GROUP                                                              $ 161              $ 90                $ 83
                                                                         =============     =============      ==============


See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                 ------------------------------------------
                                                                                        2001                   2000
                                                                                 --------------------   -------------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                                     $ 56                  $ 22
  Accounts Receivable:
    Trade (net of doubtful accounts of $7 and $5,  respectively)                                 244                   132
    Other Accounts Receivable                                                                     21                     4
    Affiliated Companies                                                                           -                    64
  Assets Held for Sale                                                                           422                    48
  Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts                      19                    27
  Notes Receivable                                                                                26                    21
  Inventory                                                                                       18                     1
  Prepayments                                                                                      3                     4
  Other Current Assets                                                                             -                     2
                                                                                 --------------------   -------------------
       Total Current Assets                                                                      809                   325
                                                                                 --------------------   -------------------

PROPERTY, PLANT AND EQUIPMENT
  Real Estate (net of valuation allowance of $0 and $5,  respectively)                           115                   103
  Property and Equipment                                                                          88                    59
  Electric Generation and Distribution Assets                                                    863                    10
  Construction in Progress                                                                       345                   172
                                                                                 --------------------   -------------------
       Total                                                                                   1,411                   344
  Accumulated Depreciation and Amortization                                                     (190)                  (51)
                                                                                 --------------------   -------------------
       Net Property, Plant and Equipment                                                       1,221                   293
                                                                                 --------------------   -------------------

INVESTMENTS
 Capital Leases-Net                                                                            2,784                 2,253
 Corporate Joint Ventures                                                                      1,111                 1,584
 Partnership Interests                                                                           659                   575
 Other Investments                                                                                63                    70
                                                                                 --------------------   -------------------
       Total Investments                                                                       4,617                 4,482
                                                                                 --------------------   -------------------

OTHER ASSETS
 Goodwill                                                                                        628                    56
 Deferred Project Costs                                                                           84                    13
 Other                                                                                            80                    26
                                                                                 --------------------   -------------------
       Total Other Assets                                                                        792                    95
                                                                                 --------------------   -------------------

TOTAL ASSETS                                                                                 $ 7,439               $ 5,195
                                                                                 ====================   ===================



See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                              (Millions of Dollars)



                                                                                                 December 31,
                                                                                   -----------------------------------------
                                                                                         2001                    2000
                                                                                   ------------------      -----------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                                                           $ 270                  $ 267
  Short-Term Borrowings Due to Public Service Enterprise Group Incorporated                       38                      -
  Accounts Payable:
     Trade                                                                                       100                     54
     Taxes                                                                                        21                      5
     Interest                                                                                     49                     31
     Other                                                                                        66                     31
     Affiliated Companies                                                                         49                      3
  Borrowings Under Lines of Credit                                                               300                    392
  Notes Payable                                                                                  285                     91
  Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts                     19                     18
                                                                                   ------------------      -----------------
       Total Current Liabilities                                                               1,197                    892
                                                                                   ------------------      -----------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and Investment and Energy Tax Credits                                  1,211                  1,071
  Other Noncurrent Liabilities                                                                   101                     28
                                                                                   ------------------      -----------------
       Total Noncurrent Liabilities                                                            1,312                  1,099
                                                                                   ------------------      -----------------

COMMITMENTS AND CONTINGENT LIABILITIES  (Note 13)

MINORITY INTERESTS                                                                                66                     23

  LONG-TERM DEBT                                                                               2,640                  1,432

STOCKHOLDER'S EQUITY
  Common Stock                                                                                     -                      -
  Preferred Stock                                                                                509                    509
  Additional Paid-in Capital                                                                   1,490                  1,090
  Retained Earnings                                                                              510                    353
  Accumulated Other Comprehensive Loss                                                          (285)                  (203)
                                                                                   ------------------      -----------------
       Total Stockholder's Equity                                                              2,224                  1,749
                                                                                   ------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                   $ 7,439                $ 5,195
                                                                                   ==================      =================


See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)

                                                                             For The Years Ended December 31,
                                                                     ---------------------------------------------------
                                                                         2001              2000                1999
                                                                     --------------    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $          183    $          114    $           108
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                28                25                 18
    Deferred Income Taxes (Other than Leases)                                   (20)              (11)               (32)
    Leveraged Lease Income, Adjusted for Rents Received                          (6)               74                  6
    Investment Distributions                                                     74                51                134
    Undistributed Earnings from Affiliates                                     (111)              (28)               (53)
    Net Gains on Investments                                                    (74)              (35)              (116)
    Write-down of Project Investments                                             7              --                   44
    Proceeds from Sales of Capital Leases                                       104                89                126
    Proceeds from Withdrawal from/Sale of Partnerships                           75              --                   71
    Non-Cash Portion of Restructuring Charge                                   --                   5               --
    Net Changes in certain current assets and liabilities:
       Accounts Receivable                                                      (56)             (107)               (33)
       Accounts Payable                                                         109                46                (10)
       Other Current Assets and Liabilities                                      51                11                 29
    Other                                                                         7                 9                 (3)
                                                                     --------------    --------------    ---------------
       Net Cash Provided By Operating Activities                                371               243                289
                                                                     --------------    --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Joint Ventures and Partnerships                               (151)             (368)              (725)
  Investments in Capital Leases                                                (460)             (460)              (378)
  Acquisitions, Net of Cash Acquired                                           (810)              (14)               (49)
  Additions to Property, Plant and Equipment                                   (169)              (56)                (9)
  Return of Capital from Partnerships                                             2                87                 11
  Additions to Deferred Project Costs                                           (31)               (8)                (7)
  Other                                                                         (98)              (36)              --
                                                                     --------------    --------------    ---------------
       Net Cash Used In Investing Activities                                 (1,717)             (855)            (1,157)
                                                                     --------------    --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Additional Paid-in Capital                                      400               300                200
  Net Increase in Short-Term Debt                                               139               146                145
  Net Increase in Short-Term Intercompany Borrowings                             40              --                 --
  Cash Dividends Paid                                                           (26)              (37)               (29)
  Repayment of Long-Term Debt                                                  (422)             (155)              (250)
  Proceeds from Long-Term Debt                                                1,291               334                847
  Other                                                                         (42)                3                (11)
                                                                     --------------    --------------    ---------------
       Net Cash Provided By Financing Activities                              1,380               591                902
                                                                     --------------    --------------    ---------------
Net Change In Cash And Cash Equivalents                                          34               (21)                34
Cash And Cash Equivalents At Beginning Of Year                                   22                43                  9
                                                                     --------------    --------------    ---------------
Cash And Cash Equivalents At End Of Year                             $           56    $           22    $            43
                                                                     ==============    ==============    ===============

Supplemental Disclosure of Cash Flow Information
   Cash Payments (Receipts)  for:
       Income Taxes (Benefits)                                       $         (173)   $         (105)   $             3
       Interest Expense                                              $          152    $           87    $            74

Non-Cash Investing and Financing Activities:
       Issuance of PSEG Stock for Companies Acquired                 $         --      $         --      $            11
       Fair Value of Property, Plant and Equipment Acquired          $          727    $          182    $             5
       Debt Assumed from Companies Acquired                          $          256    $          161    $            11


See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                              (Millions of Dollars)

                                                                                                        Accumulated
                                                                                Additional                 Other           Total
                                                          Common    Preferred    Paid-in      Retained  Comprehensive  Stockholder's
                                                          Stock       Stock      Capital      Earnings  Income (Loss)     Equity
                                                          -------  -----------  -----------  ---------  ------------   -------------
Balance as of January 1, 1999                             $    --  $       509  $       579  $     197  $        (43)  $     1,242
    Net Income                                                 --         --           --          108          --             108
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(17)       --         --           --         --            (157)         (157)
                                                                                                                       -----------
        Other Comprehensive Loss                               --         --           --         --            --            (157)
                                                                                                                       -----------
    Comprehensive Loss                                         --         --           --         --            --             (49)
    Additional Paid-in Capital                                 --         --            211       --            --             211
    Preferred Stock Dividends                                  --         --           --          (25)         --             (25)
    Common Stock Dividends                                     --         --           --           (4)         --              (4)
                                                          -------  -----------  -----------  ---------  ------------   -----------
Balance as of December 31, 1999                                --          509          790        276          (200)        1,375
                                                          -------  -----------  -----------  ---------  ------------   -----------
    Net Income                                                 --         --           --          114          --             114
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $0          --         --           --         --              (3)           (3)
                                                                                                                       -----------
        Other Comprehensive Loss                               --         --           --         --            --              (3)
                                                                                                                       -----------
    Comprehensive Income                                       --         --           --         --            --             111
    Additional Paid-in Capital                                 --         --            300       --            --             300
    Preferred Stock Dividends                                  --         --           --          (24)         --             (24)
    Common Stock Dividends                                     --         --           --          (13)         --             (13)
                                                          -------  -----------  -----------  ---------  ------------   -----------
Balance as of December 31, 2000                                --          509        1,090        353          (203)        1,749
                                                          -------  -----------  -----------  ---------  ------------   -----------
    Net Income                                                 --         --           --          183          --             183
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(6)        --         --           --         --             (55)          (55)
    Cumulative Effect of a Change in Accounting Principle
        (net of tax of $14 and minority interest of $12)       --         --           --         --             (15)          (15)
    Current Period Declines in Fair Value of Derivative

        Instruments-Net                                        --         --           --         --             (16)          (16)
    Reclassification Adjustments for Net Amounts Included
        in Net Income                                          --         --           --         --               4             4
                                                                                                                       -----------
        Other Comprehensive Loss                               --         --           --         --            --             (82)
                                                                                                                       -----------
    Comprehensive Income                                       --         --           --         --            --             101
    Additional Paid-in Capital                                 --         --            400       --            --             400
    Preferred Stock Dividends                                  --         --           --          (22)         --             (22)
    Common Stock Dividends                                     --         --           --           (4)         --              (4)
                                                          -------  -----------  -----------  ---------  ------------   -----------
Balance as of December 31, 2001                           $    --  $       509  $     1,490  $     510  $       (285)  $     2,224
                                                          =======  ===========  ===========  =========  ============   ===========




See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION

      PSEG Energy Holdings Inc. (Energy Holdings), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is the parent of PSEG Global Inc. (Global), which invests and participates in the development and operation of projects in the generation and distribution of energy, which include cogeneration and independent power production facilities and electric distribution companies; PSEG Resources Inc. (Resources), which makes investments primarily in assets that can provide funds for future growth as well as provide incremental earnings for Energy Holdings; PSEG Energy Technologies Inc. (Energy Technologies), which provides energy-related services and construction to industrial and commercial customers; Enterprise Group Development Corporation
(EGDC), a commercial real estate property management business; PSEG Capital Corporation (PSEG Capital), which serves as a financing vehicle for our subsidiaries, and borrows on the basis of a minimum net worth maintenance agreement with PSEG; and Enterprise Capital Funding Corporation (Funding) which is currently inactive and formerly served as the financing vehicle on the basis of our consolidated financial position. EGDC has been conducting a controlled exit from the real estate business since 1993.

      Unless the context otherwise indicates, all references to "Energy Holdings," "we," "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The consolidated financial statements include our accounts and all direct and indirect subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. For a discussion of recent acquisitions by Global, including those that are majority-owned subsidiaries, see Note 5. "Investments in Global's Assets."

      Reclassifications

      Certain reclassifications of prior period data have been made to conform with the current presentation.

      Cash and Temporary Cash Investments

      We classify cash and investments, with original or purchased maturities of three months or less, as cash and temporary cash investments.

      Property, Plant and Equipment

      The estimated useful lives for purposes of computing depreciation, on a straight-line basis are from 3 to 12 years for furniture and equipment and 20 years for buildings. The estimated useful lives for purposes of computing depreciation, on a straight-line basis are up to 40 years for Electric Generation and Distribution Assets. Equipment used by Public Service Conservation Resources Corporation (PSCRC), a wholly-owned subsidiary of Energy Technologies, is depreciated on a straight line basis over 10 to 15 years and such depreciation is included in Operations and Maintenance expense in the Consolidated Statement of Income. Maintenance and repairs are expensed when incurred.

      Construction progress payments, engineering costs, insurance costs, salaries, interest and other costs relating to electric generation construction in progress are capitalized for those generation assets that are consolidated. Construction in progress balances will be transferred to Electric Generation assets when the assets are ready for their intended use.

      Assets Held for Sale

      For a discussion of the pending sale of certain investments in Argentina, see Note 19. "Subsequent Events."

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      EGDC has been conducting a controlled exit from the real estate business since 1993. In 1999, a pre-tax charge of $11 million was recorded for a property held for sale. This amount is recorded in operations and maintenance expense. Since EGDC has been conducting a controlled exit from the real estate business, gains and losses from property sales are considered to be in the normal course of business of EGDC. As of December 31, 2001 and December 31, 2000, EGDC has three properties and four properties, respectively, reported as Assets Held for Sale amounting to $23 million and $13 million, respectively.

      Impairment of Long-lived Assets

      Statement of Financial Accounting Standards 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the asset, an impairment loss is to be recognized based on the fair value of the asset.

      The application of SFAS 121 relates to long-lived assets of consolidated affiliates as well as long-lived generation assets of affiliates accounted for under the equity method. Should an impairment loss be recognized at one of our affiliates, its pro-rata share of the loss after taxes would be reflected in our consolidated statements of income. For the years ended December 31, 2001, 2000, and 1999, no such impairment losses were recognized against the long-lived assets of our affiliates.

      Capital Leases

      Resources, as lessor, leases property and equipment, through leveraged leases, with terms ranging from 4 to 45 years. The lease investments are recorded on a net basis by summing the lease rents receivable over the lease term and adding the residual value, if any, less unearned income and deferred taxes to be recognized over the lease term. Leveraged leases are recorded net of non-recourse debt.

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

      Investments in Corporate Joint Ventures and Partnerships

      Global's and Resources' interests in active joint ventures and partnerships are accounted for under the equity method of accounting where its ownership interest is 50% or less and significant influence over joint venture or partnership operating and management decisions exist. The pro-rata share of income or loss is recorded in the Income from Joint Ventures and Partnerships Line of the Consolidated Statements of Income with a corresponding increase in the investment amount on the Consolidated Balance Sheets. Cash distributions are recorded as reductions to the investment balance on the Consolidated Balance Sheets. For investments in which significant influence does not exist, the cost method of accounting is applied. Interest is capitalized on investments during the construction and development of qualifying assets. The capitalized interest is amortized over the operating lives of the projects beginning on the date of commercial operation. The amount of interest capitalized was $16 million, $21 million, and $8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

      Resources carries its partnership investments in certain venture capital and leveraged buyout funds investing in securities at fair value where market quotations and an established liquid market of underlying securities in the portfolio are available. Fair value is determined based on the review of market price and volume data in conjunction with our invested liquid position in such securities. Changes in fair value are recorded in Net investment (losses) gains in the Consolidated Statements of Income.

      Income Taxes

      We and our subsidiaries file a consolidated Federal income tax return with PSEG. We and our subsidiaries have entered into tax allocation agreements with PSEG which provide that we and our subsidiaries will record our tax liabilities as though we were filing separate returns and will record tax benefits to the extent that PSEG is able to receive those benefits. Deferred income taxes are provided for the temporary differences between book and taxable income, resulting primarily from the use of revenue recognition under the equity method of accounting for book purposes, as well as the use of accelerated

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


depreciation for tax purposes and the recognition of fair value accounting for book purposes. We defer and amortize investment and energy tax credits over the lives of the related properties. Energy Holdings' effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the imposition of state taxes and the fact that Global accounts for most of its foreign investments using the equity method of accounting. Under such accounting method, Global reflects in revenues its pro-rata share of the investment's net income and the foreign income taxes are a component of our equity in earnings rather than included as a component of our income tax provision.

      DERIVATIVE FINANCIAL INSTRUMENTS

      We and our subsidiaries use derivative financial instruments to manage risk from changes in interest rates and foreign currency exchange rates, pursuant to its business plans and prudent practices.

      On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires an entity to recognize the fair value of derivatives held as assets or liabilities on the balance sheet. The change in the fair value of the effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported in Other Comprehensive Income (OCI), net of tax. Amounts in accumulated OCI are ultimately recognized in earnings when the related hedged forecasted transaction occurs. The change in the fair value of the ineffective portion of the gain or loss on a derivative instrument is recorded in earnings. Derivative instruments that have not been designated as hedges are adjusted to fair value through earnings. Energy Holdings and its subsidiaries have not utilized any derivative instruments for fair value hedging purposes.

      Effective January 1, 2001, we recorded a cumulative effect from adopting SFAS 133 as follows:

                                                                    Other
                                                                Comprehensive
                                               Earnings            Income
                                            ---------------    ----------------
                                                  (Millions of Dollars)
Adjustment to fair value of derivatives....     $   23             $  (41)
Income tax effects.........................         (8)                14
Minority interests effects.................         (6)                12
                                            ---------------    ----------------
Total......................................     $    9             $  (15)
                                            ---------------    ----------------

      The cumulative effect on earnings was comprised of one significant element associated with a Power Purchase Agreement (PPA) that Carthage Power Company, a Global affiliate, entered into that provides for indexation of foreign currencies to the US Dollar over the tariff collection period. The indexation provides for an increased amount of foreign currency to be provided to the affiliated entity in the event of a devaluation in the foreign currency.

      The indexation portion of the PPA is considered an embedded derivative and has been recognized and valued separately as a derivative instrument. As currencies devalue/revalue in relation to the US Dollar, the derivative increases/decreases in value equal to the discounted present value of additional units of foreign currency (measured in US Dollars) over the life of the PPA. This increased/decreased value is reported on the balance sheet as an asset/liability. To the extent that such indexation is provided to hedge foreign currency debt exposure, the offsetting amount is recorded in OCI. Amounts will be reclassed from OCI to Earnings over the life of the debt beginning on the date of commercial operation of the project, expected to occur in 2002. To the extent such indexation is provided to hedge an equity return in US Dollars, the offsetting amount is recorded in Earnings. The total value of this embedded derivative was recorded on January 1, 2001 as a transition adjustment to Earnings as required by SFAS 133. All changes in fair value of this embedded derivative recorded subsequent to January 1, 2001 impact both OCI and Earnings.

      The cumulative effect on OCI was attributable to marking to market interest rate swaps used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements and will be recognized contemporaneously in Earnings in future periods by offsetting lower interest expense associated with the hedged items.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties. In the absence thereof, we utilized mathematical models based on current and historical data.

      The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective January 1, 2002, regarding the normal purchases and normal sales exception for option-type contracts and forward contracts in electricity. In addition, the FASB DIG issued amended guidance, effective April 1, 2002, regarding the normal purchases and normal sales exception to contracts that combine a forward contract and a purchased option contract. We are currently evaluating this guidance in light of its potential impacts, and cannot predict the impact on its financial position of results of operations, however, such impact could be material.

      We do not enter into derivative financial instruments for trading purposes.

      See Note 12. "Financial Instruments and Risk Management", for additional information.

      Foreign Currency

      Our financial statements are prepared using the US Dollar as the reporting currency. For foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into US Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining net income but are reported in OCI (See the Consolidated Statements of Stockholder's Equity).

      The exchange rate is the ratio between a unit of one currency and the amount of another currency for which that unit can be exchanged at a particular time. If exchangeability between two currencies is temporarily lacking at balance sheet date, the first subsequent rate at which exchanges can be obtained are used for translation.

      Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses on foreign currency transactions, which operate as hedges of identifiable foreign currency commitments, hedges of foreign currency investment positions, or when the entities involved in the transactions are consolidated or accounted for by the equity method and settlement of the transaction is not expected in the foreseeable future, are included in OCI.

      Net Investment Gains or Losses

      Resources holds a beneficial partnership interest in two leveraged buyout funds which hold publicly traded securities. Investment gains or losses are recognized in income as the value of securities in the funds fluctuate. When securities are sold from the funds and cash is distributed, such gains or losses become realized. The investments in leveraged buyout funds represent investments in marketable securities that are accounted for using fair value accounting. Resources also recognizes investment gains or losses when leveraged lease interests are sold at an amount either greater or less than the carrying amount, respectively. Losses are also recognized if management determines that there has been other than a temporary decline in the market value of a property subject to leveraged lease or a change in the assumption of the residual value expected upon lease termination. Increases in market value of leased property are not recognized in the financial statements. Investment gains or losses are also recognized upon sale of partnership interests at amounts greater than or less than the recorded amount, respectively.

      Energy Service Revenues and Expenses

      Energy Technologies' revenues from fixed price and other long-term construction contracts are recognized on the percentage-of-completion method of accounting determined by the ratio of costs incurred to management's estimates of final total anticipated costs. Revenues from cost-plus-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method and are included in Energy service revenues in the consolidated statements of income. Contract costs include all direct labor and benefits, material purchased for or installed in the project, subcontract costs and allocations of indirect construction costs, and are recorded as a component of Operation and Maintenance expenses. As contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts that require the revisions become known. Amounts representing contract change orders, customer approved claims or other items are included in revenue only when they can be reasonably estimated and realization is probable. When it is indicated that a contract will result in an ultimate loss, the entire loss is recognized in the financial statements during the period in which such loss becomes known.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The current asset, Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, represents contract revenues recognized in excess of amounts billed. The current liability, Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts, represents billings in excess of contract revenues recognized.


      Energy Supply

      Prior to February 2000, Energy Technologies recorded revenues from the sale of natural gas and electricity to customers. These sales were recorded in Energy Supply Revenues in the consolidated statements of income and related supply costs were recorded in cost of energy sales.

      As a result of exiting from the electric and gas commodity business, Energy Technologies recognized a pre-tax restructuring charge of approximately $7 million for the year ended December 31, 2000. Of this amount approximately $2 million related to employee severance costs for the termination of approximately 60 employees, $2 million related to deferred natural gas transportation costs and $3 million was related to the write-off of computer hardware and software. As of December 31, 2000, all severance costs had been paid related to the terminations.


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

      Deferred Debt Issuance Costs

      Deferred debt issuance costs are amortized over the term of the related indebtedness using the interest method. Such costs are recorded as a component of Other Long Term Assets.

      Goodwill

      We classified the cost in excess of fair value of the net assets as goodwill (including tax attributes) of companies acquired in purchase business transactions. Goodwill recorded in connection with acquisitions that occurred prior to July 1, 2001 was amortized on a straight-line method over 20 years. For a discussion of recent accounting standards with respect to recent business combinations and goodwill, see Note 3. "Accounting Matters".

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

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  ACCOUNTING MATTERS

      In July 2001, the FASB issued SFAS 141, "Business Combinations" (SFAS
141), and SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121. We are required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. A transitional goodwill impairment test will be completed and will require us to perform an assessment of whether there is an indication that goodwill [and equity method goodwill] is impaired as of the date of adoption. An impairment loss, as of the date of adoption, will be recognized as the cumulative effect of a change in accounting principle in the first interim period, if applicable. If certain events or changes in circumstance indicate that goodwill might be impaired before completion of the transitional goodwill impairment test, goodwill shall be tested for impairment and any impairment loss shall be recorded as a component of income from continuing operations.

      For a discussion of the potential goodwill impairment, see Note 13. "Commitments and Contingencies."

      Also in July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this guidance and cannot determine the impact on our financial position, results of operations, or net cash flows.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently evaluating this guidance and cannot determine the impact on our financial position, results of operations, or net cash flows, however, such impact could be material.


NOTE 4.  CAPITAL LEASES

      Resources' net investment in leveraged leases is composed of the following elements:

                                                                        December 31,
                                                              ----------------------------------
                                                                    2001              2000
                                                              ------------------ ---------------
                                                                    (Millions of Dollars)
Lease rents receivable (net of principal and interest
on non-recourse debt)........................................   $    3,644          $    3,175
Estimated residual value of leased assets....................        1,414               1,040
                                                              ---------------     --------------
                                                                     5,058               4,215
Less - unearned and deferred income..........................        2,274               1,962
                                                              ---------------     --------------
Investment in leveraged leases...............................        2,784               2,253
Less - deferred taxes arising from leveraged leases..........        1,175               1,031
                                                              ---------------     --------------
Net investment in leveraged leases...........................   $    1,609          $    1,222
                                                              ===============     ==============

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Resources' pre-tax income and income tax effects related to investments in leveraged leases are as follows:

                                                                           Years Ended December 31,
                                                         -------------------------------------------------------------
                                                               2001                  2000                  1999
                                                         ------------------    ------------------    -----------------
                                                                            (Millions of Dollars)
Pre-tax income.........................................     $      206            $      163            $      112
                                                         ==================    ==================    =================
Income tax effect on pre-tax income....................     $       62            $       58            $       41
Amortization of investment tax credits.................     $       (1)           $       (1)           $       (1)

      Resources' leases property and equipment, through leveraged leases, with terms ranging from 8 to 45 years. The leveraged lease portfolio consisted of the following types of property:

                                                                                              DECEMBER 31,
                                                                                    ----------------------------------
                                                                                         2001               2000
                                                                                    ---------------     --------------
Energy-related..................................................................          86%                 79%
Aircraft........................................................................           4%                  9%
Real Estate.....................................................................           7%                  7%
Commuter rail cars..............................................................           3%                  4%
Industrial......................................................................           -                   1%

      Resources' initial investment in leveraged leases represents approximately 15% to 20% of the purchase price of the leveraged leased property; the balance is provided by third-party financing in the form of non-recourse long-term debt which is secured by the property.

      In 2001, Resources negotiated the early termination of nine leveraged leases and received cash proceeds of $104 million and recognized a pre-tax gain of $15 million.

      In 2000, Resources negotiated the early termination of four leveraged leases and received cash proceeds of $89 million and recognized a pre-tax gain of $38 million.

      In 1999, Resources negotiated the early termination of three leveraged leases and received cash proceeds of $126 million and recognized a pre-tax gain of $22 million. The pre-tax gains were recorded in Net investment gains.


NOTE 5. INVESTMENTS IN GLOBAL'S ASSETS

      Global's investments include domestic qualifying facilities (QFs) under the Public Utility Regulatory Policies Act of 1978, exempt wholesale generators
(EWGs) under the 1992 amendments to the Public Utility Holding Company Act of 1935 and foreign utility companies (FUCOs). Global's investments are generally financed through debt that is non-recourse to Global and Energy Holdings. Global's investments in QF projects have been undertaken with other participants because Global, together with other utility affiliates, may not own more than 50% of a QF subsequent to its in-service date. Projects involving EWGs are not restricted to a 50% investment limitation.

      As of December 31, 2001, Global's portfolio consisted of investments in 31 cogeneration or independent power projects (and 13 under construction or advanced development) which range in gross production capacities from 15 to 1,000 megawatts (MW) of electricity, and eight electric distribution companies. As of December 31, 2001 and December 31, 2000, Global's assets, which include equity and consolidated projects, and share of project MW by region were as follows:

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                      2001               MW                2000                MW
                                               -------------------    ----------     ------------------    -----------
                                                  (Millions of                         (Millions of
                                                    Dollars)                             Dollars)
GENERATION
North America...............................       $       476          1,350          $       321           1,294
Latin America...............................               391            685                  115             501
Asia Pacific................................               131            246                  111             161
Europe (1)..................................               478            774                  287             593
India (2)...................................               335            391                   51             560
DISTRIBUTION
Latin America...............................             2,081            N/A                1,221             N/A
OTHER
Other (3)...................................               182            N/A                  165             N/A
                                                 ----------------     ----------     ------------------    -----------
Total Investment............................       $     4,074          3,446          $     2,271           3,109
                                                 ================     ==========     ==================    ===========

  (1)   Europe and Africa.
  (2)   India and the Middle East.
  (3) Assets not allocated to a specific project, including corporate receivables.

      INVESTMENTS IN AND ADVANCES TO AFFILIATES

      Investments in net assets of affiliated companies accounted for under the equity method of accounting by Global amounted to $1.5 billion and $1.9 billion at December 31, 2001 and December 31, 2000, respectively. During the three years ended December 31, 2001, 2000 and 1999, the amount of dividends from these investments was $48 million, $107 million, and $83 million respectively. Global's share of income and cash flow distribution percentages currently range from 16% to 50%. Interest is earned on loans made to various projects. Such loans earned rates of interest ranging from 7.5% to 14% during 2001 and 2000.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Summarized results of operations and financial position of all affiliates in which Global uses the equity method of accounting are presented below:

                                                                  Foreign            Domestic              Total
                                                              -----------------    --------------     ----------------
                                                                               (Millions of Dollars)
December 31, 2001
Condensed Income Statement Information
Revenue..................................................       $      819           $      473         $    1,292
Gross Profit.............................................              317                  165                482
Minority Interest........................................              (20)                  --                (20)
Net Income...............................................              141                   91                232
Condensed Balance Sheet Information
Assets:
 Current Assets..........................................       $      341           $      131         $      472
 Property, Plant & Equipment.............................            1,198                1,406              2,604
 Goodwill................................................              863                   50                913
 Other  Non-current Assets...............................              616                   23                639
                                                              -----------------    --------------     ----------------
Total Assets.............................................       $    3,018           $    1,610         $    4,628
                                                              -----------------    --------------     ----------------
Liabilities:
 Current Liabilities.....................................       $      415           $      109         $      524
 Debt*...................................................              761                  658              1,419
 Other Non-current Liabilities...........................              132                  212                344
 Minority Interest.......................................               25                   --                 25
                                                              -----------------    --------------     ----------------
Total Liabilities........................................            1,333                  979              2,312
Equity...................................................            1,685                  631              2,316
                                                              -----------------    --------------     ----------------
Total Liabilities & Equity...............................       $    3,018           $    1,610         $    4,628
                                                              -----------------    --------------     ----------------


                                                                  Foreign            Domestic              Total
                                                              -----------------    --------------     ----------------
                                                                               (Millions of Dollars)
December 31, 2000
Condensed Income Statement Information
Revenue..................................................       $    1,059           $      452         $    1,511
Gross Profit.............................................              434                  256                690
Minority Interest........................................              (25)                  --                (25)
Net Income...............................................              156                  162                318
Condensed Balance Sheet Information
Assets:
 Current Assets..........................................       $      504           $      130         $      634
 Property, Plant & Equipment.............................            2,355                1,349              3,704
 Goodwill................................................            1,201                   --              1,201
 Other Non-current Assets................................              464                   77                541
                                                              -----------------    --------------     ----------------
Total Assets.............................................       $    4,524           $    1,556         $    6,080
                                                              -----------------    --------------     ----------------
Liabilities:
 Current Liabilities.....................................       $      818           $       99         $      917
 Debt*...................................................              696                  732              1,428
 Other Non-current Liabilities...........................              174                   90                264
 Minority Interest.......................................              129                    1                130
                                                              -----------------    --------------     ----------------
Total Liabilities........................................            1,817                  922              2,739
Equity...................................................            2,707                  634              3,341
                                                              -----------------    --------------     ----------------
Total Liabilities & Equity...............................       $    4,524           $    1,556         $    6,080
                                                              -----------------    --------------     ----------------


                                                                  Foreign            Domestic              Total
                                                              -----------------    --------------     ----------------
                                                                               (Millions of Dollars)
December 31, 1999
Condensed Income Statement Information
Revenue..................................................         $ 1,184              $   423            $ 1,607
Gross Profit.............................................             416                  265                681
Minority Interest........................................             (23)                  --                (23)
Net Income...............................................             110                  155                265

    (*) Debt is non-recourse to Global and us.

Purchase Business Combinations/asset Acquisitions

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In December 2001, Global acquired Empresa de Electricidad de los Andes S.A. (Electroandes) for $227 million, subject to certain purchase price adjustments pending completion in April 2002. Electroandes is the sixth largest electric generator in Peru with a 6% market share. Electroandes' main assets include four hydroelectric facilities with a combined installed capacity of 183 MW and 460 miles of transmission lines located in the Central Andean region (northeast of Lima). In addition, Electroandes has a temporary concession to develop a 100 MW expansion of an existing station and a 150 MW greenfield hydroelectric facility for a period of two years from March 15, 2001. In 2000, Electroandes generated 1,150 GWH of electrical energy, of which 97% was sold through power purchase agreements to mining companies in the region. We have not finalized the allocation of the purchase price as of December 31, 2001. An estimation of this allocation was prepared and included as part of our consolidated financial statements. The purchase price was allocated $15 million to Current Assets, $78 million to Property, Plant and Equipment, $164 million to Goodwill, and $30 million to Current Liabilities.

      In August 2001, Global purchased a 94% equity stake in Sociedad Austral de Electricidad S.A., (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). The SAESA group of companies consists of four distribution companies and one transmission company that provide electric service in the southern part of Chile. Additionally, Global purchased from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. SAESA also owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. (EDERSA). In 2001 Global spent $447 million (net of $16 million in cash acquired) to acquire a 94% interest in SAESA and a 14% interest in Frontel. In October 2001, Global completed a tender offer for an additional 6% of publicly traded SAESA shares, for approximately $25 million. We have not finalized the allocation of the purchase price as of December 31, 2001. An estimation of this allocation was prepared and included as part of our consolidated financial statements. The total purchase price of $488 million was allocated $55 million to Current Assets, $210 million to Property, Plant and Equipment, $315 million to Goodwill, $10 million to Other Non-Current Assets, $46 million to Current Liabilities, $39 million to Long-Term Debt, and $17 million to Deferred Taxes and Other Non-Current Liabilities.

      In June 2001, Global exercised its option to acquire an additional 49% of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), an electric distribution company providing electric service to more than 230,000 customers in the Province of Entre Rios, Argentina, bringing its total ownership of EDEERSA to 90%. The additional ownership was purchased for $110 million. An estimation of this allocation was prepared and included as part of our consolidated financial statements. The purchase price was allocated approximately $22 million to Current Assets, $114 million to Property, Plant and Equipment, $30 million to Goodwill, $15 million to Current Liabilities, and $41 million to Long-Term Debt. We have not finalized the allocation of the purchase price as of December 31, 2001.

      In 2000, Global closed the project financing for ELCHO, a combined heat and power plant consisting of 220 MW of electricity and 500 MW of thermal energy capacity located in Poland. Total project cost is estimated at $324 million with Global's equity investment not expected to exceed $105 million. The plant is under construction and commercial operation is targeted for 2003.

      In 2000, Global acquired a 49% interest in Tanir Bavi Power Company Private Ltd., which was constructing a 220 MW barge mounted, combined-cycle generating facility located near Mangalore in the state of Karnataka, India. In January 2001, Global acquired an additional 25% interest in the project bringing its total ownership interest to 74%. In November 2001, the facility achieved full commercial operation. Power from the facility will be sold to the Karnataka Electricity Board pursuant to a seven-year fixed price power purchase agreement with a five-year renewal term.

      In 2000, Global and its 50% partner completed a $329 million project financing for a 1,000 MW gas-fired combined-cycle electric generation facility to be located near Odessa, Texas. The facility commenced full commercial operations in August 2001.

Other

      As part of a comprehensive review of assets and development activities, Global recognized a $44 million write-down in the third quarter of 1999, related to equity investments in generation facilities in California and in development companies in the Philippines and Thailand.

      In California, Global owns a 50% equity interest in seven generating facilities totaling 153 MW (71 MW net) known as GWF, Hanford and Tracy. The facilities began operations between 1989 and 1991. Electricity is sold to a utility under a pricing structure that provided for fixed rate energy prices for the first

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10 year period coupled with capacity payments over the entire power purchase contract terms which range from 20 to 30 years. In the 11th year of the contracts, the energy component of the price is based on Short Run Avoided Cost
(SRAC) which is a formula based pricing mechanism that takes into account the cost of fuel, plant efficiency and other factors. This price is correlated to market pool prices on the exchange. The market prices and correspondingly, the SRAC prices, are driven by many factors including, but not limited to, demand, availability of generation supply and cost of the supply. Market prices are most volatile during the summer when high temperatures cause a higher demand for power often increasing the cost. In 1999, as part of a review of all equity investments, Global assessed the carrying value of GWF and Hanford taking into account the future cash flows expected from these investments after review of the most current SRAC prices which were significantly lower than fixed rate prices paid in the first 10 years. Global determined that there was a permanent loss in value of its equity investment and recognized a pre-tax charge to income of $31 million in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock". For a discussion of recent developments in the California power market, see Note 12. "Financial Instruments And Risk Management."

      Interests in two power development companies in Thailand and the Philippines were acquired in 1997 for a total cost of approximately $22 million. The Asian financial crisis, which began in 1997, significantly impacted development prospects in the region having an impact on the financial condition of the companies which consistently recognized losses over the reported periods. In the third quarter of 1999, management made a decision to cease providing an operating and financial commitment to the development ventures. A pre-tax charge to income of $8 million was recognized to write-off the equity investment in the development company in Thailand. Global sold its investment later in the year for $5,000. A pre-tax charge to income of $5 million was recognized to reduce the value of Global's equity investment in the development company in the Philippines to the remaining cash and land value of approximately $3 million.

NOTE 6.   OTHER INVESTMENTS

      Resources has limited partnership investments in two leveraged buyout funds, a collateralized bond obligation structure, a clean air facility and solar electric generating systems. Resources' total investment in limited partnerships was $163 million, and $239 million at December 31, 2001 and 2000, respectively.

      Included in the amounts above are limited partnership interests in two leveraged buyout funds that hold publicly traded securities, which are managed by KKR Associates L.P., (KKR). The book value of the investment in the leveraged buyout funds was $130 million and $213 million as of December 31, 2001 and December 31, 2000, respectively. The largest single investment in the funds held indirectly by Resources is the investment in approximately 16,847,000 shares of common stock of Borden Inc., having a book value of $81 million and $83 million as of December 31, 2001 and December 31, 2000, respectively. Borden is in the consumer products industry.

      Resources applies fair value accounting to investments in the funds where publicly traded market prices are available as described in Note 2. "Summary of Significant Accounting Policies." Approximately $34 million and $115 million represent the fair value of Resources' share of the publicly traded securities in the funds as of December 31, 2001 and December 31, 2000, respectively.

      During January and February 2001, KKR sold its interest in FleetBoston Financial Corporation. Resources received cash proceeds of $35 million and recorded a $4 million pre-tax gain as a result of this transaction. In August 2001, KKR sold its interest in Gillette Corporation. Resources received cash proceeds of $30 million from the sale, which had a book value of $31 million.

      EGDC has been conducting a controlled exit from the real estate business since 1993. In 1999, a pre-tax charge of $11 million was recorded for a property held for sale. This amount is recorded in operations and maintenance expense. Since EGDC has been conducting a controlled exit from the real estate business, gains and losses from property sales are considered to be in the normal course of business of EGDC.

NOTE 7.  FOREIGN INVESTMENTS AND OPERATIONS

      As of December 31, 2001, Global and Resources had approximately $3.4 billion and $1.3 billion, respectively, of international assets. As of December 31, 2001, foreign assets represented 64% of our consolidated assets and the revenues related to those foreign assets contributed 37% to consolidated revenues for the year ended December 31, 2001.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Our foreign investments were comprised of leveraged leases in aircraft, utility facilities and commuter rail cars, a note receivable, electric distribution facilities, exempt wholesale generators and foreign utility companies. Foreign revenues and foreign assets, as a percent of total revenues and total assets, is as follows:

                                                                     Years Ended December 31
                                              ------------------------------------------------------------------------
                                                  2001         %            2000         %         1999          %
                                              ------------------------------------------------------------------------
                                                                       (Millions of Dollars)
Revenues from consolidated projects....          $  196                     $   --                 $   --
Income from capital leases.............             131                        109                     89
Income from joint ventures.............              79                         74                     53
Interest and dividends.................              16                          1                     --
Operator/Management fees...............               2                          4                      7
                                              -------------              ------------           ------------
 Total foreign revenues ................          $  424        37%          $  188       24%       $  149       24%
                                              =============              ============           ============
 Foreign assets (A).....................          $4,764        64%          $2,990       58%       $2,420       59%

(A) Amount is net of pre-tax foreign currency translation adjustment of $285 million, $225 million, $222 million as of December 31, 2001, 2000, and 1999, respectively.

      As of December 31, 2001, Global had approximately $3.4 billion including deferred project costs, of international investments ($540 million in construction or advanced development) in projects that generate or distribute energy primarily in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Tunisia and Venezuela. Global is expected to continue to make international investments. Global seeks to structure its investments to manage the risk associated with project development, including foreign currency devaluation and fluctuations.

      Net foreign currency devaluations, caused primarily by the Brazilian Real, have reduced Stockholder's Equity by the net of tax amounts of $258 million and $203 million, as of December 31, 2001 and December 31, 2000, respectively (see Consolidated Statements of Stockholder's Equity).

      The net foreign currency transaction gains or (losses) for the years ended December 31, 2001, 2000 and 1999 were ($6) million, $3 million and $2 million, respectively, and are recorded in Other Income in the Consolidated Statements of Income.


NOTE 8.  SHORT-TERM DEBT

      As of December 31, 2001, we had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $200 million 364-day revolving credit facility. In addition, we have an uncommitted credit line of up to $100 million from a single financial institution, which can be accessed as market conditions warrant. The revolving credit facilities also permit shorter term base rate borrowings at the prime rate. The five-year facility also permits up to $250 million of letters of credit to be issued of which $57 million are outstanding as of December 31, 2001. The 364-day facility and the five-year facility mature in May 2002 and May 2004, respectively. As of December 31, 2001 and December 31, 2000, we had $300 million and $392 million borrowed under all of our revolving credit facilities, respectively.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  LONG-TERM DEBT

                                                                                             December 31,
                                                                                 -------------------------------------
                                                                   Year Due           2001                 2000
                                                                -------------    ----------------     ----------------
                                                                                        (Millions of Dollars)
Energy Holdings
Senior Notes
9.125%.....................................................          2004          $       300          $       300
8.625%.....................................................          2008                  400                    -
10.00%.....................................................          2009                  400                  400
8.50% .....................................................          2011                  550                    -
                                                                                 ----------------     ----------------
Principal amount outstanding...............................                              1,650                  700
Net unamortized discount...................................                                 (6)                  (5)
                                                                                 ----------------     ----------------
      Total long-term debt of Energy Holdings..............                              1,644                  695
                                                                                 ----------------     ----------------
PSEG Capital
Medium-Term Notes (MTNs) (A)
6.73% - 6.74%..............................................          2001                    -                  170
3.12% - 7.72%..............................................          2002                  228                  228
6.25% .....................................................          2003                  252                  252
                                                                                  ----------------     ----------------
Principal amount outstanding...............................                                480                  650
Amounts due in one year....................................                               (228)                (170)
Net unamortized discount...................................                                  -                   (1)
                                                                                 ----------------     ----------------
      Total long-term debt of PSEG Capital.................                                252                  479
                                                                                 ----------------     ----------------
Global
Non-recourse Debt
10.010% - 10.385% - Bank Loan..............................          2001                    -                   96
5.470% - 10.385% - Bank Loan...............................          2002                   41                   64
6.640% - 9.460% Bank Loan..................................       2003-2019                711                  160
14.00% - Minority Shareholder Loan.........................          2027                   10                   10
                                                                                 ----------------     ----------------
Principal amount outstanding...............................                                762                  330
Amounts due in one year....................................                                (41)                 (96)
                                                                                 ----------------     ----------------
      Total long-term debt of Global.......................                                721                  234
                                                                                 ----------------     ----------------

Resources
8.60% - Bank Loan..........................................       2001-2020                 23                   24
                                                                                 ----------------     ----------------
Principal amount outstanding...............................                                 23                   24
Amounts due in one year....................................                                 (1)                  (1)
                                                                                 ----------------     ----------------
      Total long-term debt of Resources....................                                 22                   23
                                                                                 ----------------     ----------------
Energy Technologies
2.90% - 11.65% - Various Loans.............................       2002-2005                  1                    1
                                                                                 ----------------     ----------------
Principal amount outstanding...............................                                  1                    1
Amounts due in one year....................................                                  -                    -
                                                                                 ----------------     ----------------
      Total long-term debt of Energy Technologies..........                                  1                    1
                                                                                 ----------------     ----------------
         Total long-term debt..............................                        $     2,640          $     1,432
                                                                                 ================     ================

----------
(A) PSEG Capital's MTN program permits borrowings up to $750 million. Effective January 31, 1995, PSEG Capital determined that it will not have more than $650 million of debt outstanding at any time and it is expected that such debt will be eliminated by the second quarter of 2003.


      Annual Principal Requirements

      The scheduled principal maturities during the years following December 31, 2001 are as follows:

                         Energy           PSEG                                           Energy
                        Holdings        Capital         Global        Resources       Technologies         Total
                       ------------    -----------    -----------    ------------     -------------    --------------
                                                           (Millions of Dollars)
2002................    $     --        $    228       $     41       $      1         $     --         $    270
2003................          --             252             56              1                1              310
2004................         300              --            116              1               --              417
2005................          --              --             39              1               --               40
2006................          --              --             39              1               --               40
Thereafter..........       1,350              --            471             18               --            1,839
                       ------------    -----------    -----------    ------------     -------------    --------------
                        $  1,650        $    480       $    762       $     23         $      1         $  2,916
                       ============    ===========    ===========    ============     =============    ==============

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Minority Shareholder Loan

      A subsidiary of Global entered into a $10 million minority shareholder loan (Shareholder Loan) in May 1997, which matures on May 29, 2027. The loan proceeds were used to partially fund the acquisition of EDEN and EDES in Argentina in 1997 by a subsidiary of Global. Amounts borrowed under the Shareholder Loan are unsecured and subordinated to amounts borrowed under existing credit facilities of EDEN and EDES.

      In accordance with the Shareholder Loan, the principal is due in one lump sum on the maturity date. Interest accrues at 14% and is payable semi-annually. However, failure to pay interest does not constitute an event of default, but results in an increase in the principal amount due upon maturity.

      For a discussion of the pending sale of certain Argentine assets, to a subsidiary of AES, see Note 19. "Subsequent Events."


NOTE 10.  INCOME TAXES

      A reconciliation of income taxes calculated at the Federal statutory rate of 35% of income before income taxes and the income tax provision is as follows:

                                                                                Years Ended December 31,
                                                                   ---------------------------------------------------
                                                                      2001               2000               1999
                                                                   ------------     ---------------    ---------------
                                                                                 (Millions of Dollars)
Federal income tax expense at statutory rate.................        $   83            $   55            $   62
State income taxes, net of Federal income tax benefit........            (2)                4                16
Amortization of investment and energy tax credits............            (1)               (1)               (1)
Dividends received deduction.................................            --                --                (1)
Tax effects attributable to foreign operations...............           (20)              (14)               (7)
Tax credits..................................................            --                (1)               --
Other........................................................            (3)                2                --
                                                                   ------------      --------------    ---------------
Income tax expense...........................................        $   57            $   45            $   69
                                                                   ============      ==============    ===============

                                                                                           December 31,
                                                                              ----------------------------------------
                                                                                     2001                  2000
                                                                              -------------------    -----------------
                                                                                       (Millions of Dollars)
Assets - non-current:
    Development expenses....................................................      $      21              $      17
    Foreign currency translation............................................             29                     23
    Notes receivable reserve................................................              6                      6
    Real estate.............................................................              4                      4
    Discontinued operations.................................................              4                      5
    Derivatives.............................................................             14                     --
    Other...................................................................              6                      9
                                                                              -------------------    -----------------
Total Assets................................................................      $      84              $      64
                                                                              ===================    =================
Liabilities - non-current:
    Leasing activities......................................................      $   1,146              $     987
    Partnership activities..................................................             73                    101
    Income from foreign operations..........................................             41                     14
    Capitalized interest....................................................             14                      4
    State income tax deferrals..............................................             13                     20
                                                                              -------------------    -----------------
Total Liabilities...........................................................          1,287                  1,126
                                                                              -------------------    -----------------
Net Liabilities.............................................................      $   1,203              $   1,062
                                                                              ===================    =================

      Our effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the imposition of state taxes and the fact that Global accounts for most of its foreign investments using the equity method of accounting. Under such accounting method, Global reflects in operating revenues its pro-rata share of the investment's earnings, net of tax. Under this accounting method, the foreign income taxes are a component of our equity in earnings rather than reflected in the income tax provision.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  STOCKHOLDER'S EQUITY

      Common Stock

      We had 100 shares of no-par common stock issued and outstanding as of December 31, 2001 and December 31, 2000, all of which were held by PSEG. The total authorized amount as of December 31, 2001 and December 31, 2000 was 1,000,000 shares.

      Preferred Stock

      In October 2000, we exchanged 435 shares of 5.01% Cumulative, 1,467 shares of 4.80% Series B Cumulative and 1,450 shares of 4.875% Series C Cumulative of outstanding preferred stock owned by PSEG for a new series of 4.03% Series D Cumulative preferred stock owned by PSEG. In January 2001, that rate was reset to 4.47% through June 2008.

      Energy Holdings has authorized 1,000,000 shares of preferred stock. The issuance of preferred stock is as follows:

                                                             Par Value Per                             December 31,
      Date                      Description                      Share           Number of Shares          2000
------------------    --------------------------------     ------------------    -----------------    ----------------
October 2000          4.47% Series D Cumulative                 $100,000               5,092             $509,200,000

      We paid preferred dividends of $22 million and $24 million in 2001 and 2000, respectively, to PSEG.


      Additional Paid-in Capital

      PSEG invested approximately $400 million and $300 million of equity in Energy Holdings in 2001 and 2000, respectively. The proceeds were used to fund additional investments and pay down short term debt.


      Dividends On Common Stock

      We paid $4 million and $13 million in dividends on our common stock to PSEG in 2001 and 2000, respectively.

NOTE 12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      Our operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term "hedge" to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative instruments as risk management tools which are consistent with our business plans and prudent business practices and not for speculative purposes.

      The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of Energy Holdings through its use of derivatives. We limit our exposure to credit-related losses in the event of nonperformance by counterparties by limiting our transacting with counterparties to those with high credit ratings. For a discussion of the adoption of SFAS 133 as amended, see Note 3. "Accounting Matters."

     Credit Risk

      Credit risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize our exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition, including credit ratings.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     FOREIGN CURRENCIES

      We conduct our business on a multinational basis in a wide variety of foreign currencies. Our objective for foreign currency risk management policy is to preserve the economic value of cash flows in currencies other than the US Dollar. Our policy is to hedge significant cash flows, which are probable of occurring, and identified as subject to significant foreign currency variability. In addition, we typically hedge a portion of our exposure resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved. Our foreign currency hedging activities to date include hedges of US Dollar debt arrangements in operating companies that conduct business in currencies other than the US Dollar.

      Global holds a 60% ownership interest in Carthage Power Company, a Tunisian generation facility under construction. The Power Purchase Agreement, signed in 1999, contains an embedded derivative that indexes the fixed Tunisian Dinar payments to US Dollar exchange rates. The indexation portion of the PPA is considered an embedded derivative and has been recognized and valued separately as a derivative instrument. As currencies devalue/revalue in relation to the US Dollar, the derivative increases/decreases in value equal to the discounted present value of additional units of foreign currency (measured in US Dollars) over the life of the PPA. This increased/decreased value is reported on the balance sheet as an asset/liability. To the extent that such indexation is provided to hedge foreign currency debt exposure, the offsetting amount is recorded in OCI. Amounts will be reclassed from OCI to Earnings over the life of the debt beginning on the date of commercial operation of the project, expected to occur in 2002. To the extent such indexation is provided to hedge an equity return in US Dollars, the offsetting amount is recorded in Earnings. As of January 1, 2001, a $9 million gain, net of tax and minority interests, was recorded as the cumulative effect of accounting change for SFAS 133, as amended. During 2001, an additional gain of $1 million, net of tax and minority interests, was recorded to earnings as a result of a net increase in the value of the derivative.

      Global holds a 32% ownership interest in a Brazilian distribution company, Rio Grande Energia (RGE), whose debt is denominated in US Dollars. As of December 31, 2001, Global's pro-rata share of such debt was approximately $60 million. A wholly-owned subsidiary of Global entered into a forward exchange contract in December 2001 to hedge the foreign currency exposure associated with the outstanding debt principal. The contract expired prior to December 31, 2001 and was not designated as a hedge for accounting purposes. As a result of unfavorable movements in the US Dollar to Brazilian Real exchange rates, a loss of $4 million, after-tax was recorded related to this derivative upon maturity of the contract. This amount was recorded in Other Income on the Consolidated Statement of Income.

       In order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the debt principal payments due in May, June and July 2002, RGE entered into a series of three forward exchange contracts to purchase US Dollars for Brazilian Reals in December 2001. Global's share of the notional value of these contracts, which expire in the same months as the respective principal payments are due, is approximately $13 million. These contracts were established as hedges for accounting purposes and the change in fair value for the year ended December 31, 2001 impacted Global's OCI by $1 million, after-tax. In order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the interest payments due in February and May 2002, RGE entered into two cross currency interest rate swaps in January 2002. The instruments convert the variable LIBOR-based interest payments to a variable CDI (the Brazilian inter-bank offered rate) based payments. As a result, RGE has hedged its foreign currency exposure but is still at risk for variability in the Brazilian CDI interest rate during the terms of the instruments. Global's share of the notional value of these two instruments is approximately $3 million each. In order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the principal payments due in May, June and July of 2003 through 2005, RGE entered into a series of similar nine cross currency interest rate swaps in January 2002. Global's share of the notional value of the instruments totals approximately $15 million per year for the instruments maturing in May, June and July of 2003 through 2004 and totals approximately $19 million for the instruments maturing in May, June and July 2005. For accounting purposes, the fluctuations in the fair value of the interest rate components of these cross currency swaps will not be recorded under hedge accounting rules and will be recorded directly to the Consolidated Statements of Income.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Through its 50% joint venture, Meiya Power Company, Global holds a 17.5% ownership interest in a Taiwanese generation project under construction where the construction contractor's fees, payable in installments through July 2003, are payable in Euros. To manage the risk of foreign exchange rate fluctuations associated with these payments, the project entered into a series of forward exchange contracts to purchase Euros in exchange for Taiwanese Dollars. As of December 31, 2001, Global's share of the fair value and aggregate notional value of these forward exchange contracts was approximately $1 million and $16 million, respectively. These forward exchange contracts were not designated as hedges for accounting purposes and were marked to market, resulting in an after-tax gain of approximately $1 million (Global's share). In addition, after-tax gains of $1 million were recorded during 2001 on similar forward exchange contracts expiring during the year.

      During 2001, Global purchased approximately 100% of a Chilean distribution company. In order to hedge final Chilean Peso denominated payments required to be made on the acquisition, Global entered into a forward exchange contract to purchase Chilean Pesos for US Dollars. This transaction did not qualify for hedge accounting, and, as such, upon settlement of the transaction, Global recognized an after-tax loss of $0.5 million. Furthermore, as a requirement to obtain certain debt financing necessary to fund the acquisition, and in order to hedge against fluctuations in the US Dollar to Chilean Peso foreign exchange rates, Global entered into two forward contracts with notional values of $75 million each to exchange Chilean Pesos for US Dollars. These transactions expire in October 2002 and are considered hedges for accounting purposes. As of December 31, 2001, the derivative asset value of $4 million has been recorded to OCI, net of taxes. In addition, Global holds a 50% interest in another Chilean distribution company, which was anticipating paying its US investors a return of capital. In order to hedge the risk of fluctuations in the Chilean Peso to US Dollar exchange rate, the distribution company entered into a forward exchange contract to purchase US Dollars for Chilean Pesos. Global's after-tax share of the loss on settlement of this transaction (recorded by the distribution company) was $0.3 million.

     Interest Rates

      We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt, interest rate swaps and treasury locks.

      Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities, the fair value of our long-term debt was as follows:

                                                       December 31,
                                            ------------------------------------
                                                 2001                 2000
                                            ----------------      --------------
                                                   (Millions of Dollars)
Senior Notes-- Energy Holdings.............     $  1,701              $    727
MTNs-- PSEG Capital........................          484                   643
Non-recourse debt-- Global.................          762                   330
Bank Loan-- Resources......................           23                    24
Loans - Energy Technologies................            1                     1

      The fair value of the Senior Notes and Medium-Term Notes is based on information obtained from market sources.

      Substantially all non-recourse debt has floating interest rates that are reset several times during the year to various market indices. As such, carrying value of such debt approximates its market value.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Global is constructing electric generation facilities in Oman, Poland and Tunisia. The operating companies of these facilities have entered into interest rate swaps to lock in fixed interest rates on up to $599 million of its construction loans. Such rate swaps hedge the value of the cash flows of future interest payments. The gross notional amounts, interest rates and fair values as of December 31, 2001 are listed below. Global owns 55%, 60%, and 81% of the Polish, Tunisian, and Oman investments, respectively:


                                             Oman                  Poland                          Tunisia
                                           ----------    ----------------------------    -----------------------------
                                             US $           US $            PLN             US $            Euro
                                            Tranche       Tranche         Tranche         Tranche          Tranche
                                           ----------    -----------    -------------    -----------    --------------
                                                                  (Millions, where applicable)
Notional Amount..........................     $18           $85             $38             $60              $67
Pay Rate.................................    6.3%           8.4%           13.2%            6.9%            5.2%
Receive Rate.............................    LIBOR         LIBOR          WIBOR**          LIBOR          EURIBOR*
Fair Value...............................    ($3)          ($30)           ($22)            ($4)            ($2)

    *  EURIBOR-Euro Area Inter-Bank Offered Rate
    ** WIBOR- Warsaw Inter-Bank Offered Rate

      The ineffective portion of these interest rate swaps is recorded to earnings. During 2001, an after-tax loss of $1 million was recorded by Global due to the ineffectiveness of such interest rate swaps.

      Global holds investments in various generation facilities in the United States that are accounted for under the equity method of accounting and, therefore, are not consolidated in Global's financial statements. Global holds a 50% ownership in three such investments, two located in Texas and one in Hawaii, which hold US Dollar denominated debt with variable interest payments tied to LIBOR rates. In order to lock in fixed interest rates on such debt, the investees each entered into interest rate swaps to hedge the value of the cash flows of their future interest payments. As of December 31, 2001, the aggregate notional balance of these swaps was $415 million, the weighted average fixed interest rate paid was 7.1% and Global's share of the aggregate fair value of these swaps was a liability of $12 million. These swaps were designated as hedges for accounting purposes and, as a result, changes in the fair value of the hedge were recorded in OCI.

      The fair value of interest rate swaps, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt. In 2001, we reclassified approximately $4 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to earnings. In 2002, we anticipate reclassifying approximately $8 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to earnings.

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

      Equity Securities

      Resources has investments in equity securities and partnerships, in which Resources is a limited partner. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the market prices of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The aggregate amount of such investments which have quoted market prices at December 31, 2001, and December 31, 2000 was $34 million and $115 million, respectively. The decrease in the recorded amount of investments was primarily due to the sales in 2001 of its interests in equity securities which had a fair value of $66 million on December 31, 2000 and a decline in the valuation of publicly traded equity securities held within its limited partnerships.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      California Power Market

      As a result of the California energy crisis, Pacific Gas & Electric Company (PG&E) filed for protection under Chapter 11 of the US Bankruptcy Code on April 6, 2001. GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts as of December 31, 2000, resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively.

      In December 2001, GWF, Hanford and Tracy reached an agreement with PG&E which stipulates that PG&E will make full payment of the $62 million in 12 equal installments, including interest by the end of 2002. On December 31, 2001, PG&E paid GWF $8 million, representing the initial installment payment and all accrued interest due, pursuant to the agreement. As a result of this agreement, GWF, Hanford and Tracy reversed the reserve of $25 million which increased operating income by $25 million (of which Global's share was $11 million).

      As of December 31, 2001, GWF, Hanford and Tracy still had combined pre-petition receivables due from PG&E for all plants amounting to approximately $57 million. Global's pro-rata share of this receivable was $27 million.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

      ARGENTINE ECONOMIC CRISIS

      As of December 31, 2001, approximately $737 million or 10% of our assets were invested in Argentina. This includes the consolidated assets of a distribution company, EDEERSA, and our minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas power plant (CTSN), and Parana under contract for sale to a subsidiary of the AES Corporation. Our aggregate investment exposure in Argentina is approximately $632 million, including $212 million of investment exposure for EDEERSA, and $420 million of investment exposure for the assets under contract. Goodwill related to our investment in EDEERSA is approximately $63 million. For a discussion of the pending sale of certain investments in Argentina, see Note 19. "Subsequent Events."

      The Argentine economy has been in a state of recession for approximately four years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment has precipitated an economic, political and social crisis. Toward the end of 2001, a liquidity crisis ensued causing the Argentine government to default on $141 billion of national debt. The economic crisis was fueled by political instability and social unrest as the new year began. The present administration is in the process of developing an economic plan to avert a return to the economic instability and hyperinflationary economy of the 1980s. In early January, the decade old convertibility formula, that maintained the Peso at a 1:1 exchange rate with the US Dollar, was abandoned. In early February, the Peso was floated freely with the US Dollar. In the first day of the free floating formula, the currency weakened to a rate of approximately 2 Pesos per 1 US Dollar. On February 28, 2002, the currency weakened further to a rate of approximately 2.15 Pesos per 1 US Dollar.

      As of December 31, 2001, the functional currency of Global's Argentine distribution company, EDEERSA, was the US Dollar, as all revenues, most expenses and all financings were denominated in US Dollars or were US Dollar linked. As a US Dollar reporting entity, EDEERSA's monetary accounts in Pesos, such as short-term receivables or payables, were re-measured into the US Dollar with a minimal impact to the Income Statement. We have US Dollar denominated debt at EDEERSA, our 90% share of which is approximately $76 million. This debt is non-recourse to us and Global. For a discussion of the impacts of a potential change in the functional currency to the Argentine Peso, see Note. 19 "Subsequent Events."

      In the Province of Entre Rios, where EDEERSA is located, the electricity law provided for a pass-through of devaluation to the end user customer. Customers' bills are first computed in the US Dollar and converted into the Peso for billing. This mechanism assures that devaluation will not impact the level of US Dollar revenues an electric distribution company receives. However, in January 2002, the Argentine federal government implemented a new law that prohibits any foreign price or other indexation and any US Dollar or other foreign currency adjustment clauses relating to public service tariffs, thus prohibiting the pass through of the costs of devaluation to customers. The provincial governments have been requested to adopt this provision. The Province of Entre Rios has recently adopted this provision as well as a law that requires public service companies within the Province such as EDEERSA to accept payment for all billed services in a provincial promissory note, the "Federal". The terms of the "Federal" require principal payment at maturity in an equal amount of Argentine Pesos. However, the "Federal" is not freely convertible in the financial markets to Argentine Peso or US Dollars. There are ongoing negotiations to remedy this situation, although no assurances can be given. While we continue to operate EDEERSA, there has been an adverse impact to the financial condition and cash flows of EDEERSA due to its inability to pass through the costs of devaluation to customers and its receipt of an illiquid provincial currency. We are pursuing remedies on several fronts, including holding discussions with the Province and United States politicians both individually and collectively with a coalition of international investors, and shall be pursuing legal recourse under the Bilateral Investment Treaty between the United States and Argentina. We have been notified by lenders of the occurrence of events of default related to the Parana, EDEN and EDES credit facilities, all of which are under contract to be sold to AES. If Argentine conditions do not improve, Global's other Argentina properties may also default on non-recourse obligations in connection with other financings. Currently, we cannot predict the outcome of our ongoing negotiations with the lenders.

      Other potential impacts of the Argentine economic, political and social crisis include increased collection risk, further devaluation of the Peso, potential nationalization of assets, foreclosure of our assets by lenders, and an inability to complete the pending sale of certain Argentine assets to a subsidiary of AES. We cannot predict the outcome of these events and accordingly cannot predict the impact to our financial condition, results of operations or net cash flows, although such impact may be material, and could include a write-down of our investment exposure.

      The events leading to the Argentine economic crisis contributed to downward pressure on the Brazilian and Chilean currencies in 2001. The Brazilian Real devalued approximately 15% since year-end 2000 from 1.951 to 1 US Dollar to
2.308 to 1 US Dollar as of December 31, 2001 and the Chilean Peso devalued approximately 13% since year-end 2000 from 573.90 to 1 US Dollar to 660.45 to 1 US Dollar as of December 31, 2001.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Other

      We are required to adopt SFAS 142 in 2002, which initiates certain goodwill impairment testing. For a comprehensive discussion of SFAS 142, See Note. 3 "Accounting Matters."

      As of December 31, 2001, we had recorded unamortized goodwill in the amount of $628 million, of which $479 million was recorded in connection with Global's acquisitions of SAESA and Electroandes in Chile and Peru in August and December of 2001, respectively. The amortization expense related to goodwill was approximately $3 million for the year ended December 31, 2001.

      As of December 31, 2001, our pro-rata share of goodwill included in equity method investees totaled $375 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on our balance sheet. Global's share of the amortization expense related to such goodwill was approximately $8 million.

      We are currently evaluating the effect of adopting SFAS 142 on the recorded amount of goodwill. Some or all of the goodwill at: RGE totaling $142 million (our share), EDEERSA totaling $63 million and Energy Technologies totaling $53 million could be impaired upon completion of our evaluation. The impact of adopting SFAS 142 is likely to be material to our financial position, results of operations and net cash flows.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      As of December 31, 2001, our unamortized goodwill and pro-rata share of goodwill in equity method investees was as follows:

                                                               As of
                                                         December 31, 2001
                                                      ------------------------
                                                       (Millions of Dollars)
                                                      ------------------------
       EDEERSA........................................            $     63
       SAESA..........................................                 315
       Electroandes...................................                 164
       Tanir Bavi.....................................                  27
       ELCHO..........................................                   6
                                                              ----------------
            Total Global..............................                 575
                                                              ----------------
       Energy Technologies............................                  53
                                                              ----------------
            Total On Balance Sheet....................            $    628
                                                              ----------------
       RGE  ..........................................            $    142
       Chilquinta/Luz.................................                 174
       Luz Del Sur....................................                  34
       Kalaeloa.......................................                  25
                                                              ----------------
            Total Off Balance Sheet...................                 375
                                                              ----------------
                  Total Goodwill......................            $  1,003
                                                              ================

      In 2002, we will be implementing SFAS 144. SFAS 144 requires periodic reviews of long-lived assets for impairment, and supercedes SFAS 121. Review is generally initiated by a certain event or series of events that causes a change in the operation or business environment in which we operate. The recent economic crisis in Argentina will cause us to initiate a review of our Argentine operations under SFAS 144. As noted above, the impact of implementing SFAS 144 could be material to our financial position, results of operations and net cash flows.

      As of December 31, 2001, we had $53 million, or 1%, of our assets invested in the Turboven generation facilities, located in Venezuela. Recently, Venezuela has been subject to a loss of capital as the country's debt has been subject to a credit rating downgrade. In February 2002, the government of Venezuela abandoned the crawling currency peg and allowed the Bolivar to float freely with the US Dollar. The currency experienced a precipitous drop in value in the first day of free trading. Global's Venezuelan affiliate, Turboven is a US Dollar functional currency entity. Its power purchase contracts are indexed to the US Dollar as are the fuel supply costs. Our near term income statement exposure relates to our net monetary position in Bolivars. Since we are a US Dollar functional entity, any receivables and payables in Bolivars must be re-measured to the US Dollar. The impact of the re-measurement is recorded as a loss or gain to the income statement. The recent decision to devalue the Venezuelan Bolivar is not expected to have a material adverse impact on our financial position, statement of operations or net cash flows, although no assurances can be given.

      Energy Holdings, Global and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $241 million, as of December 31, 2001. A substantial portion of such guarantees is eliminated upon successful completion of construction, performance or certain obligations and/or refinancing of construction debt with non-recourse project term debt.

      In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, Energy Holdings would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of December 31, 2001, Energy Technologies had tangible equity of $114 million and performance bonds outstanding of $124 million. The performance bonds are not included in the table below.

      In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement with the California Department of Water Resources to provide 340 MW of electric capacity to California from three new natural gas-fired peaker plants that GWF Energy expects to build and operate in California. Total project cost is estimated at $325 million. The first plant, a 90 MW facility, was completed and began operation in August 2001. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, expected to occur in 2002.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      On February 25, 2002 the Public Utilities Commission of the State of California (CPUC) filed a complaint with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act against sellers who, pursuant to long-term, FERC authorized contracts, provide power to the California Division of Water Resources (DWR). GWF Energy is a named respondent in this proceeding. The CPUC's complaint, which addresses 44 transactions embodied in 32 contracts with 22 sellers, alleges that collectively, the specified long term wholesale power contracts are priced at unjust and unreasonable levels and requests FERC to abrogate the contracts to enable the State to obtain replacement contracts as necessary or in the alternative, to reform the contracts to provide for just and reasonable pricing, reduce the length of the contracts, and strike from the contracts the specific non-price and conditions found to be unjust and unreasonable. In the event of an adverse ruling by the FERC, Energy Holdings and Global would reconsider any plans to invest in additional generation facilities in California.

      In March 2001, Global, through Dhofar Power Company (DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. A consortium led by Global (81% ownership) and several major Omani investment groups owns DPCO. The project will enhance the existing network of generation, transmission and distribution assets and is expected to add 200 MW of new generating capacity. The project achieved financial closure in September 2001 and construction on the project commenced in the same month. The project is expected to achieve commercial operation by March 2003. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

      The Brazilian Consumer Association of Water and Energy has filed a lawsuit against Rio Grande Energia S.A. (RGE), a Brazilian distribution company (of which Global is a 32% owner), and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on our financial condition, results of operations and net cash flows.

      RGE is also currently engaged in a dispute with its regulator ANEEL which is seeking to mandate a reduction in RGE's fixed asset base due to a pre-privatization review of Companhia Estadual de Energia's (CEEE) asset base. This pre-privatization review was not brought to the attention of the bidders during the RGE privatization process. The result of such a decrease in RGE's fixed asset base would be a likely reduction in RGE's tariff of approximately $8 million during the next rate case as RGE's return on fixed assets would be above the accepted level. RGE is currently contesting the matter.

      We and our subsidiaries and equity method investees are involved in various legal actions arising in the normal course of business. We do not expect there will be material adverse effect on its financial statements as a result of these proceedings, although no assurances can be given.


NOTE 14.  MINIMUM LEASE PAYMENTS

      Energy Holdings and its subsidiaries lease administrative office space and equipment under operating leases, which expire prior to the end of 2010. Total future minimum lease payments as of December 31, 2001 are:
                                                           (Millions of Dollars)
       2002....................................................   $    7
       2003....................................................        6
       2004....................................................        5
       2005....................................................        4
       2006....................................................        2
       Thereafter..............................................        4
                                                                 -----------
                Total minimum lease payments...................   $   28
                                                                 ===========
      Rent expense for 2001, 2000 and 1999 was approximately $7 million for all three years.


NOTE 15.  PENSION AND OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

      Employees of Energy Holdings and its subsidiaries are participants in a non-contributory pension plan administered by PSEG. See Note 17. "Related Party Transactions", for Energy Holdings' funding requirements for the years ended 2001, 2000, and 1999.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In addition, PSEG sponsors two defined contribution plans. Represented employees of Energy Holdings are eligible for participation in the PSEG Employee Savings Plan (Savings Plan) while all other employees of Energy Holdings are eligible for participation in PSEG's Thrift and Tax-Deferred Savings Plan (Thrift Plan). The two principal defined contribution plans are sponsored 401(k) plans to which eligible employees may contribute up to 25% of their compensation. Employee contributions up to 7% for Savings Plan participants and up to 8% for Thrift Plan participants are matched with employer contributions of cash or PSEG common stock equal to 50% of such employee contributions. For periods prior to March 1, 2002, employer contributions, related to participant contributions in excess of 5% and up to 7%, were made in shares of PSEG common stock for Thrift Plan participants. For periods prior to March 1, 2002, employer contributions, related to participant contributions in excess of 6% and up to 8%, were made in shares of PSEG common stock for Thrift Plan participants. Beginning on March 1, 2002, and thereafter, all employer contributions will be made in cash to each plan. PSEG billed Energy Holdings for its portion of employer contributions. The amount expensed for the matching provision of the plans was approximately $1 million for the years ended 2001, 2000, and 1999.


NOTE 16.  FINANCIAL INFORMATION BY BUSINESS SEGMENTS

      Basis of Organization

      The reportable segments disclosed herein were determined based on a variety of factors including the way management organizes the segments within Energy Holdings for making operating decisions and assessing performance.

      Global

      Global earns revenues from its investment in and operation of projects in the generation and distribution of energy, both domestically and internationally.

      Resources

      Resources earns revenues from its passive investments in leveraged leases, limited partnerships, leveraged buyout funds and marketable securities.

      Energy Technologies

      Energy Technologies earns revenues from constructing, operating and maintaining HVAC systems and providing energy-related engineering, consulting and mechanical contracting services to industrial and commercial customers in the Northeastern and Middle Atlantic United States.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Other Activities

      Information related to the segments of our business is detailed below:

                                                                                                Other
                                                                              Energy          Activities    Consolidated
                                               Global        Resources      Technologies         (A)           Total
                                            -------------    -----------    ------------     -----------    -------------
                                                                       (Millions of Dollars)
For the Year Ended December 31, 2001
  Total revenues..........................   $    452         $    215       $    467         $      1       $  1,135
  Depreciation and amortization(B)........         15                4              8               --             27
  Interest expense-- net..................         84              100              5                1            190
  Income taxes............................         40               30             (9)              (4)            57
  Equity in earnings of unconsolidated
     affiliates(C)........................        143               55             --               --            198
  Income before income taxes..............        169              100            (26)              (6)           237
  EBIT(D).................................        253              200            (22)              (4)           427
Income Before Extraordinary Item and
   Cumulative Effect of a Change in
   Accounting Principle .................         126               70            (18)              (2)           176
Extraordinary Loss on Early Retirement of
   Debt..................................          (2)              --             --               --             (2)
Cumulative Effect of a Change in
   Accounting Principle.................            9               --             --               --              9
Segment earnings (loss) available to PSEG.   $    116         $     64       $    (18)        $     (1)      $    161
                                            =============    ===========    ============     ===========    =============
As of December 31, 2001
  Total assets............................   $  4,074         $  3,026       $    290         $     49       $  7,439
  Investments in equity method affiliates    $  1,541         $    163       $      3         $     19       $  1,726
                                            =============    ===========    ============     ===========    =============
For the Year Ended December 31, 2000
  Total revenues..........................   $    169         $    206       $    417         $      2       $    794
  Depreciation and amortization(B)........          1                5              7               --             13
  Interest expense-- net..................         53               79              3                2            137
  Income taxes............................         12               40             (4)              (3)            45
  Equity in earnings of unconsolidated
    affiliates(C).........................        157               13              2               --            172
  Income before income taxes..............         69              111            (14)              (8)           158
  EBIT(D).................................        123              190            (11)              (7)           295
Segment earnings (loss) available to PSEG.   $     40         $     65       $    (10)        $     (5)      $     90
                                            =============    ===========    ============     ===========    =============
As of December 31, 2000
  Total assets............................   $  2,271         $  2,565       $    312         $     47       $  5,195
  Investments in equity method affiliates.   $  1,900         $    239       $     --         $     15       $  2,154
                                            =============    ===========    ============     ===========    =============
For the Year Ended December 31, 1999
  Total revenues..........................   $    211         $    179       $    297         $     --       $    687
  Depreciation and amortization(B)........          1                1              5               --              7
  Interest expense-- net..................         48               46             --                1             95
  Income taxes............................         24               50             (2)              (3)            69
  Equity in earnings of unconsolidated
    affiliates(C).........................        129               78             --               --            207
  Income before income taxes..............         69              123             (9)              (7)           176
  EBIT(D).................................        117              169             (8)              (7)           271
Segment earnings (loss) available to PSEG.   $     28         $     66       $     (6)        $     (5)      $     83
                                            =============    ===========    ============     ===========    =============
As of December 31, 1999
  Total assets............................   $  1,715         $  2,096       $    252         $     51       $  4,114
  Investments in equity method affiliates.   $  1,629         $    279       $     --         $      7       $  1,915
                                            =============    ===========    ============     ===========    =============

   (A) Other Activities include amounts applicable to Energy Holdings (the parent), EGDC, PSEG Capital and intercompany eliminations.

   (B) Includes amounts reported in the Depreciation and amortization line of the Consolidated Statements of Income. Depreciation and amortization of PSCRC is included in Operations and Maintenance expense as indicated in
       Note 2. "Summary of Significant Accounting Policies."

   (C) Equity in earnings of unconsolidated affiliates is included in Income from joint ventures and partnerships and Net investment gains in the Consolidated Statements of Income.

   (D) EBIT is defined as Income or Loss before income taxes and interest expense.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Geographic Information for Energy Holdings is disclosed below.

                                                                                    Revenues (A)
                                                               -------------------------------------------------------
                                                                                    December 31,
                                                               -------------------------------------------------------
                                                                   2001                2000                 1999
                                                               --------------     ----------------     ---------------
                                                                               (Millions of Dollars)
United States.............................................       $     711          $     606            $     538
Foreign Countries:
    Argentina.............................................              85                 14                   17
    Netherlands...........................................              84                 83                   65
    Chile.................................................              77                 21                    9
    India.................................................              60                 --                   --
    Peru..................................................              33                 19                    9
    England...............................................              17                 18                   19
    Australia.............................................              16                  2                    2
    Brazil................................................               7                 18                   20
    Other.................................................              45                 13                    8
                                                               --------------     ----------------     ---------------
    Total Foreign.........................................             424                188                  149
                                                               --------------     ----------------     ---------------
      Total...............................................          $1,135          $     794            $     687
                                                               ==============     ================     ===============

(A) Revenues are attributed to countries based on the locations of the investments.

                                                                                               Assets (B)
                                                                                    ----------------------------------
                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                        2001                2000
                                                                                    -------------       --------------
                                                                                          (Millions of Dollars)
United States...................................................................      $   2,675          $   2,205
Foreign Countries:
    Netherlands.................................................................            911                815
    Chile.......................................................................            880                270
    Argentina...................................................................            737                470
    Peru........................................................................            520                250
    India.......................................................................            288                 51
    Brazil......................................................................            282                295
    Tunisia.....................................................................            245                155
    Other.......................................................................            901                684
                                                                                    --------------     ---------------
    Total Foreign...............................................................          4,764              2,990
                                                                                    --------------     ---------------
      Total.....................................................................      $   7,439          $   5,195
                                                                                    ==============     ===============

(B) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of pre-tax foreign currency translation adjustment of $283 million and $225 million for the years ended December 31, 2001 and 2000, respectively.

      The table below reflects our investment exposure in Latin American countries.

                                                                                         Investment Exposure (C)
                                                                                    ----------------------------------
                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                        2001                2000
                                                                                    -------------       --------------
                                                                                          (Millions of Dollars)
    Argentina...................................................................      $     632          $     622
    Brazil......................................................................            467                462
    Chile.......................................................................            542                180
    Peru........................................................................            387                224
    Venezuela...................................................................             53                 51

(C) The investment exposure consists of invested equity plus equity commitment guarantees. The investment exposure in these Latin American countries is Global's.

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.  RELATED PARTY TRANSACTIONS

      Operation and Maintenance and Development Fees

      Global provides operating, maintenance and other services to and receives management and guaranty fees from various joint ventures and partnerships in which it is an investor. Fees related to the development and construction of certain projects are deferred and recognized when earned. Income from these services of $3 million, $12 million, and $12 million were included in Revenues in the Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999, respectively.

      Administrative Costs

      PSEG Services Corporation provides and bills administrative services to Energy Holdings on a monthly basis. These costs amounted to approximately $32 million, $19 million, and $11 million for 2001, 2000, and 1999, respectively. In addition, we were billed administrative overheads of $2 million by PSEG during 2000 and 1999. We were billed administrative overheads of an immaterial amount by PSEG during 2001.

      Employees of Energy Holdings and its subsidiaries are participants in a non-contributory pension plan administered by PSEG and are billed on a monthly basis based on funding requirements. Such billings amounted to approximately $2 million for the years ended December 31, 2001 and 1999. For the year ended December 31, 2000, we had no funding requirements of the pension plan.

      Tie Loans

      In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. As of December 31, 2001, Global's investments in the TIE partnership include $165 million of loans that earn interest at an annual rate of 12% of which $88 million was repaid in February 2002 and $77 million will be repaid over the next 12 years. TIE's funding for these payments to Global were made from equity contributions of $44 million from Global and $44 million from Panda Energy.

      Foster Wheeler Ltd.

      We enter into a number of contracts with various suppliers, customers and other counterparties in the ordinary course of business. Certain contracts were entered into with subsidiaries of Foster Wheeler Ltd. E. James Ferland, PSEG Chairman of the Board, President and Chief Executive Officer, serves on the Board of Directors of Foster Wheeler. Richard J. Swift, who serves on PSEG's Board of Directors, was the President and Chief Executive Officer of Foster Wheeler Ltd. at the time the contract was entered into. The open commitment under the contracts is for approximately $124 million of engineering, procurement and construction services related to the development of certain generating facilities for Global. We believe that the contracts were entered into on commercial terms no more favorable than those available in an arms-length transaction from other parties and the pricing is consistent with that available from other third parties.

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

      The information shown below, in our opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such amounts.

                                                                              Quarter Ended
                                                     -----------------------------------------------------------------
2001
                                                      March 31          June 30        September 30(1)    December 31
                                                     ------------     ------------    ----------------    ------------
                                                                          (Millions of Dollars)
Operating Revenues.................................   $    225         $    199        $    310          $    401
Operating Income...................................         98               54              96               178
Net Income Before Extraordinary Item
    and Cumulative Effect of a
    Change in Accounting Principle.................         53               17              29                77
Extraordinary Loss on Early Retirement of Debt.....         (2)               -               -                 -
Cumulative Effect of a Change in
    Accounting Principle...........................          9                -               -                 -
Net Income.........................................         60               17              29                77
Earnings/(Losses) Available to PSEG................         54               12              23                72

                            PSEG ENERGY HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

                                                                              Quarter Ended
                                                     -----------------------------------------------------------------
2000
                                                                                        September
                                                      March 31          June 30           30(2)          December 31
                                                     ------------     ------------    -------------     --------------
                                                                          (Millions of Dollars)
Operating Revenues.................................   $    217         $    167        $    184          $    226
Operating Income...................................         78               35              68               111
Net Income.........................................         31                1              27                55
Earnings/(Losses) Available to PSEG................         25               (5)             21                49

(1) In 2001, revenues include the consolidated results of certain investments at Global.

(2) Second quarter 2000 Earnings/(Losses) Available to PSEG includes a write-down to fair value of certain financial instruments, held by Resources, totaling $13 million on a pre-tax basis.

NOTE 19.  SUBSEQUENT EVENTS

      ASSETS HELD FOR SALE

      On August 24, 2001, Global entered into a Stock Purchase Agreement to sell its minority interests in certain assets located in Argentina to The AES Corporation (AES), the majority owner. The sale has not closed, pending receipt of certain lender consents and regulatory approvals.

      On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred, by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global disagrees that a Political Risk Event as defined in the Stock Purchase Agreement has occurred, and has so notified AES. Global will vigorously pursue its rights under the Stock Purchase Agreement if discussions between the parties do not successfully resolve the matter. PSEG cannot predict the ultimate outcome.

      As of December 31, 2001, Global had total investment exposure in Argentina of approximately $632 million. The investments include the following minority interests, with investment exposure of approximately $420 million, jointly owned by Global and AES, which are the subject of the Stock Purchase Agreement: a 30% interest in three Argentine electric distribution companies, EDEN, EDES, and EDELAP; a 19% share in the 650 MW power plant CTSN and a 33% interest in the 830 MW Parana power plant which began commercial operation in February 2002.

      In addition to these investments, Global also has $212 million of investment exposure with respect to its 90% interest in another Argentine company, EDEERSA, inclusive of $63 million of goodwill.

      As of the date of the Notice of Termination by AES, we had approximately $18 million of interest receivables due from AES, as provided for in the Stock Purchase Agreement.

      FUNCTIONAL CURRENCY - ARGENTINE OPERATIONS

      As of December 31, 2001, the functional currency of Global's Argentine distribution company, EDEERSA, was the US Dollar, as all revenues, most expenses and all financings were denominated in US Dollars or were linked to the US Dollar. As a US Dollar reporting entity, EDEERSA's monetary accounts denominated in Pesos, such as short-term receivables or payables, were re-measured into the US Dollar with a minimal impact to earnings. At December 31, 2001, our 90% share of EDEERSA's US dollar denominated debt was approximately $76 million. This debt is non-recourse to us and Global. Certain events, including proposed American Institute of Certified Public Accountants (AICPA) industry guidance, indicate that the functional currency of our Argentine operations will likely change to the Argentine Peso. In such an event, all monetary accounts denominated in US Dollars would be re-measured to the Argentine Peso, including the US Dollar denominated debt. This would result in a pre-tax loss of approximately $40 million. This potential loss would reduce our aggregate Argentine investment exposure of $632 million noted above, and is therefore not incremental. In addition to such potential impact on our earnings, the recorded amount of our net investment in EDEERSA would decrease by approximately $100 million due to a translation adjustment.

     For a further discussion of the potential Impacts of the Argentine social, political and economic crisis, see Note 13. "Commitments and Contingencies."

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

      The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations of PSEG and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2001, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

      The Board of Directors of PSEG carries out its responsibility of financial overview through the Audit Committee of PSEG, which presently consists of six directors who are not employees of Energy Holdings or any of its affiliates. The PSEG Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee and its individual members at all times.


           Robert J. Dougherty, Jr.                  Miriam E. Gilligan
                 President and              Vice President-Finance and Treasurer
            Chief Operating Officer            (Principal Financial Officer)


               Derek M. DiRisio
         Vice President and Controller
        (Principal Accounting Officer)


February 15, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PSEG Energy Holdings Inc.:

      We have audited the consolidated balance sheets of PSEG Energy Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2001 and December 31, 2000, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(a). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 1999, 1998, and 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for the years ended December 31, 1998 and 1997 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements.

      In our opinion, the information set forth in the Selected Financial Data under the caption "Operating Data", "Balance Sheet Data," and "Cash Flows", for each of the five years in the period ended December 31, 2001, for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

      As discussed in Note 2, to the consolidated financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

DELOITTE & TOUCHE LLP


Parsippany, New Jersey
February 15, 2002
(March 7, 2002 as to Note 19)

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

      Following are the executive officers and directors of Energy Holdings:

Executive Officers

      E. JAMES FERLAND has been a Director since June 1989 and was elected Chairman of the Board and Chief Executive Officer of Energy Holdings in June 1989. Age 59. Mr. Ferland has also been Chairman of the Board, President and Chief Executive Officer of PSEG since July 1986, Chairman of the Board and Chief Executive Officer of Public Service Electric and Gas Company since September 1991, Chairman of the Board and Chief Executive Officer of Power since June 1999, and Chairman of the Board and President and Chief Executive Officer of PSEG Services since November 1999.

      ROBERT J. DOUGHERTY, JR. has been a Director since January 1997 and was elected President and Chief Operating Officer of Energy Holdings in January 1997. Age 50. He was also elected Chairman of the Board of Energy Technologies in 1997. Mr. Dougherty joined Public Service Electric and Gas Company in 1973 and was President of Enterprise Ventures and Services Corporation from February 1995 to December 1996. He was Senior Vice President -- Electric of Public Service Electric and Gas Company from September 1991 to February 1995.

      MICHAEL J. THOMSON was named President and Chief Executive Officer of Global in January 1997. Age 43. Mr. Thomson had served as a Senior Vice President for Global from July 1993 to February 1994 and was Chief Operating Officer from February 1994 to December 1996. Before coming to Global, Mr. Thomson was employed by Energy Holdings beginning in 1990, where he served as Business Strategy Manager and then as Vice President of Business Development and Planning.

      EILEEN A. MORAN was elected President and Chief Executive Officer of Resources in May 1990. Age 47. She also was elected President and Chief Executive Officer of EGDC in January 1997. Prior to that, Ms. Moran had served as Vice President -- Investments of Resources from 1986. Ms. Moran joined Public Service Electric and Gas Company in 1977.

      STANLEY M. KOSIEROWSKI was named President and Chief Executive Officer of Energy Technologies in June 1999. Age 49. Previously he had been Executive Vice President and Chief Operating Officer of Energy Technologies from February 1999 to June 1999. He had been Vice President -- Customer Operations of Public Service Electric and Gas Company from January 1997 to February 1999. Mr. Kosierowski joined Public Service Electric and Gas Company in 1974 and has held a number of senior management positions.

      MIRIAM E. GILLIGAN was elected Vice President-- Finance and Treasurer of Energy Holdings in December 2001. Age 50. Ms. Gilligan had been Treasurer of Energy Holdings since 1997. She was named Assistant Treasurer of Energy Holdings in 1993. Ms. Gilligan joined Energy Holdings in 1990 as a business development manager responsible for strategic planning.

      DEREK M. DIRISIO was elected Vice President and Controller of Energy Holdings in June 1998. Age 37. He had been Director -- Accounting Services for Energy Holdings since November 1997. Mr. DiRisio joined Public Service Electric and Gas Company in September 1991, where he served in a number of positions in corporate planning and accounting.

Directors

      ROBERT E. BUSCH has been a Director since December 2000. Age 55. He was elected President and Chief Operating Officer of PSEG Services in November 1999. He was also elected Senior Vice President and Chief Financial Officer of Public Service Electric and Gas Company in March 1998. Prior to that, Mr. Busch had been national director of the utility consulting practice of The Hay Group, from 1997 to 1998. He was employed by Northeast Utilities as President of the Energy Resources Group from 1993 to 1996 and as Chief Financial Officer from 1989 to 1993.

      FRANK CASSIDY has been a Director since January 2000. Age 55. He has been President of PSEG Power LLC, a subsidiary of PSEG, since July 1999. Previously he had been President of Energy Technologies from November 1996 to July 1999, Senior Vice President--Fossil Generation of Public Service Electric and Gas Company from February 1995 to November 1996 and Vice President--Transmission Systems of Public Service Electric and Gas Company from November 1989 to February 1995.

      THOMAS M. O'FLYNN has been a Director since July 2001. Age 42. He was elected Executive Vice President and Chief Financial Officer of PSEG and Executive Vice President-Finance of PSEG Services in July 2001. From December 1997 to May 2001, Mr. O'Flynn was a Managing Director of Morgan Stanley's Global Power and Utility Investment Banking Division Group. From January 1994 through December 1997, he was a Principal of Morgan Stanley's Global Power and Utility Investment Banking Division Group.

      R. EDWIN SELOVER has been a Director since January 2000. Age 56. He has been Vice President and General Counsel of PSEG since April 1988 and Senior Vice President and General Counsel of Public Service Electric and Gas Company since January 1988.

ITEM 11: EXECUTIVE COMPENSATION

     NOT APPLICABLE

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NOT APPLICABLE


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(A)   Financial Statements:

      a. Energy Holdings Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999 on page 46.

          Energy Holdings Consolidated Balance Sheets for the years ended December 31, 2001 and December 31, 2000 on pages 47 and 48.

          Energy Holdings Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 on page 49.

          Energy Holdings Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999 on page 50.

          Energy Holdings Notes to Consolidated Financial Statements on pages 51 through 77.

(B)   The following documents are filed as a part of this report:

      a. Energy Holdings Financial Statement Schedules: Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001 (page 82).

      Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)   The following exhibits are filed herewith:

      Exhibit 12: Computation of Ratios of Earning to Fixed Charges. (See Exhibit Index on page 84).

(D) The following reports on Form 8-K were filed during the last quarter of 2001 and the 2002 period covered by this report under Items indicated:

                      Date of Report                    Items Reported
                      --------------                    --------------
                     February 6, 2002                       Item 5


SCHEDULE II

                                 ENERGY HOLDINGS
                Schedule II -- Valuation and Qualifying Accounts
                Years Ended December 31, 2001-- December 31, 1999

                                             Column B              Column C               Column D       Column E
                                           -------------  ----------------------------  -------------  -------------
                                                                   Additions
                                                          ----------------------------
                                            Balance at     Charged to    Charged to      Deductions-     Balance at
                                            beginning      cost and    other accounts      describe        end of
Description                                  of period     expenses      Describe                         Period
----------------------------------------- -------------  ----------------------------  -------------  -------------
                                                                    (Millions of Dollars)
2001:
-----
Allowance for Doubtful Accounts..........     $    5         $    3        $    2(A)       $    3(B)      $    7
Other Valuation Allowances...............         22              -             -               -             22

2000:
Allowance for Doubtful Accounts..........     $    5         $    -        $    -          $    -         $    5
Other Valuation Allowances...............         22              -             -               -             22

1999:
Allowance for Doubtful Accounts..........     $    6         $    1        $    -          $    2(B)      $    5
Other Valuation Allowances...............         11             11(C)          -               -             22

(A) Valuation allowances consolidated in connection with the acquisitions of SAESA and EDEERSA.

(B)   Accounts Receivable written off.

(C)   Increase in valuation allowances for certain properties held by EGDC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PSEG ENERGY HOLDINGS INC.


                              By:                 /s/ Robert J. Dougherty, Jr.
                                    --------------------------------------------
                                            Robert J. Dougherty, Jr.
                                            President
                                            and Chief Operating Officer

Date: March 8, 2002

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


              Signature                                       Title                               Date
              ---------                                       -----                               ----
                                             Chairman of the Board
                                             and Chief Executive Officer
         /s/ E. James Ferland                (Principal Executive Officer)                    March 8, 2002
-------------------------------------------
           E. James Ferland


                                             Vice President-Finance and Treasurer
        /s/Miriam E. Gilligan                (Principal Financial Officer)                    March 8, 2002
-------------------------------------------
          Miriam E. Gilligan


                                             Vice President and Controller
         /s/ Derek M. DiRisio                (Principal Accounting Officer)                   March 8, 2002
-------------------------------------------
           Derek M. Dirisio


         /s/ Robert E. Busch                 Director                                         March 8, 2002
-------------------------------------------
           Robert E. Busch


          /s/ Frank Cassidy                  Director                                         March 8, 2002
-------------------------------------------
            Frank Cassidy


     /s/ Robert J. Dougherty, Jr.            Director                                         March 8, 2002
-------------------------------------------
       Robert J. Dougherty, Jr.


        /s/ Thomas M. O'Flynn                Director                                         March 8, 2002
-------------------------------------------
          Thomas M. O'Flynn


         /s/ R. Edwin Selover                Director                                         March 8, 2002
-------------------------------------------
           R. Edwin Selover

Exhibit Index

     Certain Exhibits previously filed with the Commission are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

  Exhibit
   Number                               Description
   ------                               -----------
   3.1        -    Certificate of Incorporation, as amended*
   3.2        -    By-Laws.*
   4.1        -    Indenture dated October 8, 1999 between Energy Holdings and
                   First Union National Bank.*
   12         -    Statement regarding computation of ratios of earnings.
   21         -    Subsidiaries of the Registrant**


*   Incorporated by reference from Registration Statement No. 333-95697

**  Incorporated by reference from Registration Statement No. 333-69232