Form 10-Q
period 2002-03-31
PSEG ENERGY HOLDINGS INC
filed 2002-05-15
CIK 1089206

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
         (Mark One)
            [ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR
            [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to
                                                      ----   ----

  Commission        Registrant, State of Incorporation,         I.R.S. Employer
  File Number         Address, and Telephone Number           Identification No.
---------------  ------------------------------------------   ------------------
   000-32503              PSEG ENERGY HOLDINGS INC.              22-2983750
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

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION
------------------------------
   Item 1. Financial Statements......................................     1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    20

   Item 3. Qualitative and Quantitative Disclosures About
           Market Risk...............................................    32


PART II.  OTHER INFORMATION
---------------------------
   Item 1. Legal Proceedings.........................................    34

   Item 6. Exhibits and Reports on Form 8-K..........................    34

   Signature.........................................................    35

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                        For the Quarters Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                       2002                2001
                                                                                   --------------     ---------------
OPERATING REVENUES
   Energy Service Revenues..................................................           $   95             $   97
   Electric Generation and Distribution Revenues............................               92                  -
   Income from Capital and Operating Leases.................................               58                 47
   Income from Joint Ventures and Partnerships..............................               20                 33
   Interest and Dividend Income.............................................                9                  5
   Gain on Withdrawal from Partnership Interests............................                7                 51
   Net Losses on Investments................................................               (5)               (15)
   Other....................................................................               14                  7
                                                                                   --------------     ---------------
       Total Operating Revenues.............................................              290                225
                                                                                   --------------     ---------------
OPERATING EXPENSES
   Operation and Maintenance................................................               99                 93
   Electric Energy Costs....................................................               45                  -
   Administrative and General...............................................               31                 28
   Depreciation and Amortization............................................               11                  5
                                                                                   --------------     ---------------
       Total Operating Expenses.............................................              186                126
                                                                                   --------------     ---------------
OPERATING INCOME...........................................................               104                 99
OTHER (LOSS) INCOME
   Foreign Currency Transaction Loss........................................              (52)                 -
   Change in Fair Value of Derivative Financial Instruments.................               10                  1
   Other....................................................................                -                  1
                                                                                   --------------     ---------------
     Total Other (Loss) Income..............................................              (42)                 2
                                                                                   --------------     ---------------
INTEREST EXPENSE-NET........................................................              (57)               (38)
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE....................                5                 63
INCOME TAXES................................................................                -                (10)
                                                                                   --------------     ---------------
INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF A CHANGE IN ACOUNTING PRINCIPLE.....................                5                 53
    Extraordinary Loss on Early Retirement of Debt (net of tax).............                -                 (2)
    Cumulative Effect of a Change in Accounting Principle (net of tax)......                -                  9
                                                                                   --------------     ---------------
NET INCOME.................................................................                 5                 60
Preferred Stock Dividend Requirements.......................................               (6)                (6)
                                                                                   --------------     ---------------
EARNINGS AVAILABLE TO
   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED.............................           $   (1)            $   54
                                                                                   ==============     ===============
See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                                   (Unaudited)
                                                                                    March 31,          December 31,
                                                                                      2002                 2001
                                                                                 ----------------    -----------------
CURRENT ASSETS
   Cash and Cash Equivalents...............................................           $    68             $    56
   Accounts Receivable:
     Trade, net of doubtful accounts - 2002, $7; 2001, $7..................               264                 244
     Affiliated Companies..................................................                59                   -
     Other.................................................................                28                  21
   Notes Receivable........................................................               142                  26
   Assets Held for Sale....................................................               457                 422
   Costs and Estimated Earnings in Excess of Billings on Uncompleted
Contracts..................................................................                14                  19
    Inventory..............................................................                15                  18
   Other Current Assets....................................................                11                   3
                                                                                 ----------------    -----------------
       Total Current Assets................................................             1,058                 809
                                                                                 ----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT
   Electric Generation and Distribution Assets.............................               732                 863
   Construction in Progress................................................               369                 345
   Real Estate.............................................................               114                 115
   Property and Equipment..................................................                75                  88
                                                                                 ----------------    -----------------
        Total..............................................................             1,290               1,411
   Accumulated Depreciation and Amortization...............................              (167)               (190)
                                                                                 ----------------    -----------------
       Net Property, Plant and Equipment...................................             1,123               1,221
                                                                                 ----------------    -----------------

INVESTMENTS
   Capital Leases - Net....................................................             2,820               2,784
   Corporate Joint Ventures................................................             1,161               1,111
   Partnership Interests - Net.............................................               595                 659
   Other Investments.......................................................                62                  63
                                                                                 ----------------    -----------------
       Total Investments...................................................             4,638               4,617
                                                                                 ----------------    -----------------

OTHER ASSETS
   Goodwill................................................................               600                 628
   Deferred Costs..........................................................                66                  84
   Other...................................................................                80                  80
                                                                                 ----------------    -----------------
       Total Other Assets..................................................               746                 792
                                                                                 ----------------    -----------------

   TOTAL ASSETS............................................................            $7,565              $7,439
                                                                                 ================    =================
See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                                                      (Unaudited)
                                                                                       March 31,           December 31,
                                                                                          2002                 2001
                                                                                    -----------------    -----------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year........................................           $    288             $    270
   Short-Term Borrowings Due to Public Service Enterprise Group Incorporated.                  3                   38
   Accounts Payable:
     Trade...................................................................                116                  100
     Taxes..................................................................                  18                   21
     Interest...............................................................                  68                   49
     Other...................................................................                 41                   66
     Affiliated Companies....................................................                  3                   49
   Billing in Excess of Costs and Estimated Earnings on Uncompleted Contracts                 25                   19
   Non-Recourse Notes Payable................................................                284                  285
    Borrowings Under Lines of Credit.........................................                272                  300
                                                                                    -----------------    -----------------
       Total Current Liabilities.............................................              1,118                1,197
                                                                                    -----------------    -----------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and Investment and Energy Tax Credits...............              1,241                1,211
   Other Noncurrent Liabilities..............................................                132                  101
                                                                                    -----------------    -----------------
       Total Noncurrent Liabilities..........................................              1,373                1,312
                                                                                    -----------------    -----------------

COMMITMENTS AND CONTINGENT LIABILITIES.......................................                  -                    -
                                                                                    -----------------    -----------------

MINORITY INTERESTS...........................................................                 58                   66
                                                                                    -----------------    -----------------

CAPITALIZATION
   Project Level, Non-Recourse Long-Term Debt................................                769                  744
   Senior Notes..............................................................              1,644                1,644
   Medium Term Notes.........................................................                252                  252
                                                                                    -----------------    -----------------
       Total Long-Term Debt..................................................              2,665                2,640
                                                                                    -----------------    -----------------

   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares........................................                  -                    -
     Preferred Stock.........................................................                509                  509
     Additional Paid-in Capital..............................................              1,690                1,490
     Retained Earnings.......................................................                509                  510
     Accumulated Other Comprehensive Loss....................................               (357)                (285)
                                                                                    -----------------    -----------------
       Total Stockholder's Equity............................................              2,351                2,224
                                                                                    -----------------    -----------------

TOTAL LIABILITIES AND CAPITALIZATION.........................................             $7,565               $7,439
                                                                                    =================    =================
See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                                               For the Quarters Ended
                                                                                                      March 31,
                                                                                        --------------------------------------
                                                                                             2002                  2001
                                                                                        ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.................................................................              $   5               $   60
   Adjustments to Reconcile Net Income to Net Cash Flows from Operating
Activities:
     Depreciation and Amortization............................................                 14                    3
     Deferred Income Taxes (Other than Leases)................................                 13                  (15)
     Leveraged Lease Income, Adjusted for Rents Received......................                 15                    2
     Investment Distributions.................................................                  3                   36
     Undistributed Earnings from Affiliates...................................                (14)                 (25)
     Change in Fair Value of Derivative Financial Instruments.................                (10)                  (1)
     Foreign Currency Transaction Loss........................................                 52                    -
     Net Losses on Investments................................................                  5                   15
     Gain on Withdrawal from Partnership Interests............................                 (7)                 (51)
     Proceeds from Withdrawal from Partnership Interests......................                  7                   50
     Cumulative Effect of a Change in Accounting Principle....................                  -                   (9)
     Net Changes in Certain Current Assets and Liabilities:
       Accounts Receivable...................................................                 (76)                   6
       Accounts Payable.......................................................                (62)                  52
       Other Current Assets and Liabilities...................................                 30                   (6)
     Other....................................................................                  6                    2
                                                                                        ---------------      -----------------
     Net Cash (Used in) Provided by Operating Activities......................                (19)                 119
                                                                                        ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Partnerships and Joint Ventures............................                 (95)                (108)
   Return of Capital from Partnerships........................................                 89                    1
   Additions to Property, Plant and Equipment.................................                (77)                  (9)
   Acquisitions, Net of Cash Acquired.........................................                  -                   (9)
   Other......................................................................                (60)                   1
                                                                                        ---------------      -----------------
     Net Cash Used in Investing Activities....................................               (143)                (124)
                                                                                        ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Short-Term Debt............................................                (28)                (386)
   Net (Decrease) Increase in Short-Term Affiliate Borrowings.................                (35)                  29
   Proceeds from Contributed Capital..........................................                200                    -
   Proceeds from Long-Term Debt...............................................                 43                  554
   Repayment of Long-Term Debt................................................                  -                 (160)
   Cash Dividends Paid........................................................                 (6)                  (9)
   Other......................................................................                  4                    -
                                                                                        ---------------      -----------------
     Net Cash Provided by Financing Activities................................                178                   28
                                                                                        ---------------      -----------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................                 (4)                   -
Net Change in Cash and Cash Equivalents.......................................                 12                   23
Cash and Cash Equivalents at Beginning of Period..............................                 56                   22
                                                                                        ---------------      -----------------
Cash and Cash Equivalents at End of Period....................................             $   68               $   45
                                                                                        ===============      =================
Supplemental Disclosure of Cash Flow Information:
     Cash Payments During the Period for:
       Income Taxes...........................................................             $   48               $    2
       Interest...............................................................             $   33               $   21
Non-Cash Financing Activities:
       Debt Assumed with Companies Acquired...................................             $    -               $   92

See Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Basis of Presentation

     PSEG Energy Holdings Inc. (Energy Holdings), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102 is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. We have three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies).

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with our Notes contained in the 2001 Annual Report on Form 10-K. These Notes update and supplement matters discussed in the 2001 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Consolidated Balance Sheet was derived from the audited consolidated financial statements included in the 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current period presentation.

Note 2.  Accounting Matters

     On January 1, 2002 we adopted  the  Financial  Accounting  Standards  Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or circumstances occur. The impact of adopting SFAS 142 is likely to be material to our Consolidated Statements of Income. We are required to complete our analysis of implementing SFAS No. 142 by June 30, 2002, and the related financial statement impact is required to be recorded by December 31, 2002. Any impairment losses, as of the date of adoption, would be recognized as the cumulative effect of a change in accounting principle in the first interim period, if applicable. If certain events or changes in circumstance indicate that goodwill might be impaired before completion of the transitional goodwill impairment test, goodwill shall be tested for impairment and any impairment loss shall be recorded as a component of operating expenses. For further analysis of our goodwill as of March 31, 2002, see Note 5. Commitments and Contingencies.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


     On January 1, 2002 we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144), and there was no effect on our
Consolidated Statements of Income. Under SFAS 144 long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. A long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. For additional information relating to potential asset impairments, see Note 5. Commitments and Contingencies.

     In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this guidance and cannot determine the impact on our financial position, results of operations, or net cash flows. However, such impact could be material.

Note 3.  Income Taxes

     We file a consolidated Federal income tax return with PSEG. We have entered into tax allocation agreements with PSEG which provide that we will record our tax liabilities as though we were filing separate returns and will record tax benefits to the extent that PSEG is able to receive those benefits. Deferred income taxes are provided for the temporary differences between book and taxable income, resulting primarily from the use of revenue recognition under the equity method of accounting for book purposes, as well as the use of accelerated depreciation for tax purposes and the recognition of fair value accounting for book purposes. We defer and amortize investment and energy tax credits over the lives of the related properties. Our effective tax rate differs from the statutory Federal income tax rate of 35% primarily due to the imposition of state taxes and the fact that Global accounts for many of its foreign investments using the equity method of accounting. Under such accounting method, Global reflects in revenues its pro-rata share of the investment's net income and the foreign income taxes are a component of our equity in earnings rather than included as a component of our income tax provision.

     Our effective tax rate was 0% and 22% for the quarters ended March 31, 2002 and 2001, respectively. The reduction in the effective tax rates was due to a 35% tax benefit associated with the $47 million pre-tax loss, net of minority interests, related to the consolidated losses at Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA) in Argentina. This tax benefit offset the tax expense recorded in connection with Resources' pre-tax income and Global's pre-tax income, excluding the impacts of EDEERSA, and resulted in a net tax benefit of less than $1 million for the quarter ended March 31, 2002.

Note 4.  Financial Instruments and Risk Management

     Our operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term "hedge" to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools which are consistent with our business plans and prudent business practices and not for speculative purposes.

     The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure through our use of derivatives.

Equity Securities

     Resources has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at March 31, 2002 and December 31, 2001 were $28 million and $34 million, respectively.

Foreign Currencies

     We conduct our business on a multinational basis in a wide variety of foreign currencies. Our objective for foreign currency risk management policy is to preserve the economic value of cash flows in currencies other than the US Dollar. Our policy is to hedge significant probable future cash flows identified as subject to significant foreign currency variability. In addition, we typically hedge a portion of our exposure resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved. Our foreign currency hedging activities to date include hedges of US Dollar debt arrangements in operating companies that conduct business in currencies other than the US Dollar.

     As of March 31, 2002, Global and Resources had international assets of approximately $3.5 billion and $1.4 billion, respectively. For further analysis of our international assets, see Note 6. Financial Information by Business Segments.

     Resources' international investments are primarily leveraged leases of assets located in Australia, Austria, Belgium, China, Germany, the Netherlands, the United Kingdom, and New Zealand with associated revenues denominated in US Dollars and therefore, not subject to foreign currency risk.

     Global's   international   investments   are  primarily  in  projects  that
presently, or upon completion are expected to, generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the US Dollar, there is a corresponding change in Global's investment value in terms of the US Dollar. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive (Loss) Income (OCI), as part of the cumulative translation adjustment, a separate component of Stockholder's Equity. As of March 31, 2002, net foreign currency devaluations have reduced the reported amount of our total Stockholder's Equity by $320 million, of which $159 million, $84 million and $63 million were caused by the devaluation of the Brazilian Real, Chilean Peso and Argentine Peso, respectively. For the net foreign currency devaluations for the quarter ended March 31, 2002, see Note 7. Comprehensive Income.

     Global holds a 60% ownership interest in Carthage Power Company (CPC), a Tunisian generation facility under construction. The Power Purchase Agreement
(PPA), signed in 1999, contains an embedded derivative that indexes a portion of the fixed Tunisian Dinar payments to US Dollar exchange rates. The indexation of the PPA to the US Dollar is considered an embedded derivative and has been recognized and valued separately as a derivative financial instrument. As the Dinar depreciates or appreciates in relation to the US Dollar, the derivative increases or decreases in fair value equal to the discounted present value of additional units of foreign currency (measured in US Dollars) over the life of the PPA. The cumulative fair value is recorded on the Consolidated Balance Sheets as an asset or liability. To the extent that such indexation is provided to hedge foreign currency debt exposure, the offsetting amount is recorded in OCI. Amounts will be reclassified from OCI to Consolidated Statements of Income over the life of the debt beginning on the date of commercial operation of the project, expected to occur in the second quarter of 2002. To the extent such indexation is provided to hedge an equity return in US Dollars, the offsetting amount is recorded in the Consolidated Statements of Income as a component of Other (Loss) Income. As of March 31, 2002, we recorded a derivative asset of $40 million related to the US Dollar indexation of the PPA. During the first quarter of 2002, a gain of $4 million, net of tax and minority interest, was recorded to our Consolidated Statements of Income as a result of a net increase in the fair value of the derivative.

     Global holds a 32% ownership interest in a Brazilian distribution company, Rio Grande Energia (RGE), whose debt is denominated in US Dollars. As of March 31, 2002, Global's pro-rata share of such debt was approximately $60 million. In order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the debt principal payments due in May, June and July 2002, RGE entered into a series of three forward exchange contracts to purchase US Dollars for Brazilian Reais in December 2001. Global's share of the notional value of these contracts, which expire in the same months as the respective principal payments are due, is approximately $12 million. These contracts were established as hedges for accounting purposes, and accordingly the change in fair value was recorded in OCI. As of March 31, 2002, Global's share of the derivative liability associated with these contracts was $2 million and the change in fair value for the three months ended March 31, 2002 was negligible. Additionally, in order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the interest payment due in May 2002, RGE entered into a cross currency interest rate swap in January 2002. The instrument converts the variable LIBOR-based interest payments to variable CDI (the Brazilian inter-bank offered rate) based payments. As a result, RGE hedged its foreign currency exposure but is still at risk for variability in the Brazilian CDI interest rate during the terms of the instruments. Global's share of the notional value of this instrument is approximately $1 million. The fair market value of the instrument as of March 31, 2002, and the change in the fair market value of the instrument for the three months ended March 31, 2002 were negligible to our Consolidated Balance Sheets and Consolidated Statements of Income. Further, in order to hedge the risk of fluctuations in the exchange rate between the two currencies associated with the principal payments due in May, June and July of 2003 through 2005, RGE entered into a series of nine similar cross currency interest rate swaps in January 2002. Global's share of the notional value of the instruments totals approximately $15 million per year for the instruments maturing in May, June and July of 2003 through 2004 and totals approximately $19 million for the instruments maturing in May, June and July 2005. For accounting purposes, the fluctuations in the fair value of the interest rate components of these cross currency swaps were not recorded under hedge accounting rules and were recorded directly to the Consolidated Statements of Income. As of March 31, 2002, these contracts had an aggregate fair value of approximately $1 million and an aggregate change in fair value for the three months ended March 31, 2002 of approximately $1 million.

     Through its 50% joint venture, Meiya Power Company, Global holds a 17.5% ownership interest in a Taiwanese generation project under construction where the construction contractor's fees, payable in installments through July 2003, are payable in Euros. To manage the risk of foreign exchange rate fluctuations associated with these payments, the project entered into a series of forward exchange contracts to purchase Euros in exchange for Taiwanese Dollars. As of March 31, 2002, Global's share of the fair value and aggregate notional value of these forward exchange contracts was an asset of less than $1 million and $16 million, respectively. These forward exchange contracts were designated as hedges for accounting purposes and were recorded to OCI, resulting in an increase to OCI of $1 million, net of tax, for the three months ended March 31, 2002.

     During 2001, Global purchased 100% interest in Sociedad Austral de Electricidad S.A. (SAESA), a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. In order to economically hedge final Chilean Peso denominated payments required for the acquisition, Global entered into a forward exchange contract to purchase Chilean Pesos for US Dollars. Upon settlement of the transaction, Global recognized an after-tax loss of $1 million. Furthermore, as a requirement to obtain certain debt financing necessary to fund the acquisition, and in order to hedge against fluctuations in the US Dollar to Chilean Peso foreign exchange rates, Global entered into two forward contracts with notional values of $75 million each to exchange Chilean Pesos for US Dollars. These transactions expire in October 2002 and are considered hedges for accounting purposes. As of March 31, 2002, the derivative liability value of $15 million has been recorded to OCI, net of taxes.

Interest Rates

     We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2002, a hypothetical 10% change in market interest rates would result in a $3 million change in annual interest costs related to our short-term and floating rate debt.

     Global is constructing electric generation facilities in Oman, Poland and Tunisia. The operating companies of these facilities have entered into interest rate swaps to lock in fixed interest rates on up to $599 million of its construction loans. Such interest rate swaps hedge the value of the cash flows of future interest payments. The gross notional amounts, interest rates, fair values and impacts to Accumulated OCI as of March 31, 2002 are listed below. Global currently owns 81%, 55%, and 60% of the Oman, Polish, and Tunisian investments, respectively:

                                             Oman                  Poland                          Tunisia
                                           ----------    ---------------------------    -----------------------------
                                             US $           US $        Polish Zloty        US $            Euro
                                            Tranche       Tranche         Tranche         Tranche          Tranche
                                           ----------    -----------   -------------    -----------    --------------
                                                            (Millions of Dollars, where applicable)
Notional Amount..........................     $70           $108            $47             $57              $63
Pay Rate.................................    6.3%           8.4%           13.3%            7.0%            5.2%
Receive Rate.............................    LIBOR         LIBOR           WIBOR*          LIBOR          EURIBOR**
Fair Value ..............................    $(1)          $(28)           $(22)            $(4)            $(1)
Balance in Accumulated OCI...............     $1            $10              $7              $1               -
Percent Ownership........................     81%           55%             55%             60%              60%
Maturity.................................    2018           2010            2010            2009            2009

      *  WIBOR- Warsaw Inter-Bank Offered Rate
      ** EURIBOR-Euro Area Inter-Bank Offered Rate

     The ineffective portion of these interest rate swaps is recorded in the Consolidated Statements of Income. During the quarter ended March 31, 2002, Global recorded a loss of less than $1 million, after taxes and minority interest, due to the ineffectiveness of such interest rate swaps.

     Global holds investments in various generation facilities in the United States that are accounted for under the equity method of accounting and, therefore, are not consolidated in Global's financial statements. Global holds a 50% indirect ownership in two investments located in Texas and a 50% direct ownership in one investment in Hawaii (collectively the investees), which hold US Dollar denominated debt with variable interest payments tied to LIBOR rates. In order to lock in fixed interest rates on such debt, the investees each entered into interest rate swaps to hedge the value of the cash flows of their future interest payments. As of March 31, 2002, the aggregate notional balance of these swaps was $317 million (Global's share was $159 million), the weighted average fixed interest rate paid was 6.9% and Global's share of the aggregate fair value of these swaps was a liability of $10 million. These swaps were designated as hedges for accounting purposes and, as a result, changes in the fair value of the hedge were recorded in OCI.

     The fair value of interest rate swaps, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt. We estimate reclassifying $11 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Income over the next 12 months.

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

Note 5. Commitments and Contingencies

Argentine Economic Crisis

     As of March 31, 2002, our aggregate investment exposure in Argentina was $585 million. The $632 million of investment exposure as of December 31, 2001 was reduced by $47 million during the quarter ended March 31, 2002 due to the charge associated with a change in the functional currency from the US Dollar to the Argentine Peso, as noted below. Investments include $165 million in the 90% owned distribution company, EDEERSA; and $420 million in our minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A.
(EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas (CTSN), and Parana which are under contract for sale to certain subsidiaries of the AES Corporation (AES). Goodwill related to our investment in EDEERSA is approximately $63 million and is included in our investment exposure.

     The Argentine economy has been in a state of recession for approximately five years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment has precipitated an economic, political and social crisis. Toward the end of 2001, a liquidity crisis ensued causing the Argentine government to default on $141 billion of national debt. The economic crisis was fueled by political instability and social unrest as 2002 began. The present Argentine Federal government is in the process of developing an economic plan to avert a return to the economic instability and hyperinflationary economy of the 1980s. In early January 2002, the decade-old convertibility formula that maintained the Argentine Peso at a 1:1 exchange rate with the US Dollar was abandoned. In early February 2002, the Argentine Peso began to float and was no longer pegged to the US Dollar. In the first day of the free floating formula, the currency weakened to a rate of 2 Pesos per 1 US Dollar. At the end of March 2002, the currency weakened further to a rate of 2.90 Pesos per 1 US Dollar. As of April 30, 2002, the currency weakened further to a rate of 2.96 Pesos per 1 US Dollar.

     In the Province of Entre Rios, where EDEERSA is located, the electricity law provided for a pass-through of devaluation to the end-user customer. Customers' bills were to be first computed in US Dollars and then converted into Pesos for billing. This mechanism assured that devaluation would not impact the level of US Dollar revenues an electric distribution company received. However, in January 2002, the Argentine Federal government implemented a new emergency law that prohibits any foreign price or currency indexation and any US Dollar or other foreign currency adjustment clauses relating to public service tariffs, thus prohibiting the pass through of the costs of devaluation to customers. The provincial governments have been requested to adopt this provision. The provincial government of the Province of Entre Rios has recently adopted this provision as well as a law that requires public service companies within the Province including EDEERSA to accept payment for all billed services in a provincial promissory note, the "Federal". The terms of the "Federal" require principal payment at maturity in an equal amount of Argentine Pesos. However, the "Federal" is not freely convertible in the financial markets into Argentine Pesos or US Dollars. Approximately 75% of cash receipts generated from EDEERSA's operations are currently settled in "Federals". There are ongoing negotiations to remedy this situation, although no assurances can be given. While we continue to operate EDEERSA, there has been an adverse impact to the financial condition and cash flows of EDEERSA due to its inability to pass through the costs of devaluation to customers and its receipt of an illiquid provincial currency. We are pursuing remedies on several fronts, including holding discussions with the Province and United States government officials both individually and collectively with a coalition of international investors, and are pursuing legal recourse under the Bilateral Investment Treaty between the United States and Argentina. We have been notified by lenders of the occurrence of events of default related to the Parana, EDEN, EDES and EDELAP credit facilities, all of which assets are under contract to be sold to certain subsidiaries of AES. If Argentine conditions do not improve, Global's other Argentina properties may also default on non-recourse obligations in connection with other financings. Currently, we cannot predict the outcome of our ongoing negotiations with the lenders.

     The situation in Argentina is quite uncertain and highly volatile. While it is likely that some or all of our investment in Argentina is impaired, the continued lack of stability in the political and economic environment causes significant variability in the quantification of value. However, the continued passage of time without a credible solution and continuing instability diminishes the prospect of recovery. Other potential impacts of the Argentine economic, political and social crisis, include increased collection risk, further devaluation of the Peso, potential nationalization of assets, foreclosure of our assets by lenders and an inability to complete the pending sale of certain Argentine assets to certain subsidiaries of AES. Global anticipates that evolving economic and political events, ongoing discussions with regulators about tariff levels, and discussions with lenders should enable it to reach a determination of value in the second quarter of 2002.

Functional Currency - Argentine Operations

     As of December 31, 2001, the functional currency of EDEERSA was the US Dollar, as all revenues, most expenses and all financings were denominated in US Dollars or were linked to the US Dollar. As a US Dollar reporting entity, EDEERSA's monetary accounts denominated in Pesos, such as short-term receivables or payables, were re-measured into the US Dollar with a minimal impact to earnings. At December 31, 2001, our 90% share of EDEERSA's US Dollar denominated debt was approximately $76 million. This debt is non-recourse to us. Due to the recent events described above, we have changed the functional currency of EDEERSA's operations to the Argentine Peso, effective March 1, 2002. As a result, all monetary accounts denominated in US Dollars were re-measured to the Argentine Peso, including the US Dollar denominated debt using the applicable exchange rate of 2.90 Pesos per 1 US Dollar. This resulted in a pre-tax loss of approximately $47 million after deductions for minority interest for the quarter ended March 31, 2002. In addition to this impact on our Consolidated Statements of Income, the recorded amount of our net investment in EDEERSA decreased by approximately $100 million due to the translation adjustment as of March 31, 2002.

Assets Held for Sale-Certain Argentine Projects

     On August 24, 2001, Global entered into a Stock Purchase Agreement to sell its minority interests in EDEN, EDES, EDELAP, CTSN and Parana, to certain subsidiaries of AES. The transaction is subject to regulatory approval and consent of lenders.

     On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred, by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global disagrees that a Political Risk Event as defined in the Stock Purchase Agreement, which is limited to expropriation of assets, has occurred and has so notified AES. In April 2002, Global filed a lawsuit in New York State Supreme Court for New York County against AES to enforce its rights under the Stock Purchase Agreement, which it will vigorously pursue. We cannot predict the ultimate outcome of this matter.

     As of March 31, 2002, we had approximately $19 million of interest and other receivables due from the AES Corporation as provided for in the transaction documents.

     In the first quarter of 2002, the Administrative Agent for the non-recourse project financing for Parana notified Global that the Parana Project was in default and a $28 million equity commitment was accelerated by two weeks. Global made such payment in March 2002 and it is included in the $585 million of investment exposure.

Dispute of Power Contract-Tanir Bavi

     Global owns a 74% interest in Tanir Bavi Power Company  Private Ltd. (Tanir
Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility. The plant commenced combined-cycle commercial operation in November 2001. Power from the plant is being sold under a seven-year fixed price PPA with the Karnataka Power Transmission Company Limited (KPTCL), a State affiliated entity, formerly known as Karnataka Electricity Board.

     Tanir Bavi has been in dispute with KPTCL regarding the terms of payment specified in the PPA relating to the fixed portion of the tariff, which is approximately US $.04 per kilowatt-hour. The amount of the dispute is approximately half of this fixed amount. During the first quarter of 2002, KPTCL referred the dispute to the government of Karnataka, which directed KPTCL to accept Tanir Bavi's position. Prior to KPTCL's acceptance of such direction, however, the Karnataka Electricity Regulatory Commission (KERC) exercised jurisdiction over the matter and requested that KPTCL not comply with the requests of the government of Karnataka until KERC had reviewed the matter. A hearing was held in May 2002, at which KERC determined that the disputed amounts could not be paid until the parties complied with the dispute resolution process called for in the PPA. KERC did not rule on the merits regarding the arrearages but directed the parties on the process of the dispute. The dispute resolution process could take several months.

     Beginning in January 2002, approximately 50% of the disputed amounts were subject to a reserve established by Global. Beginning in the second quarter of 2002, Global began to reserve 100% of the disputed amount. As of March 31, 2002, the amount in dispute due from KPTCL was $22 million, net of reserves, of which our share was $16 million. We cannot predict the outcome due to the uncertainty of the dispute resolution process. If there was an unfavorable outcome in this matter, we would be required to recognize a loss of up to our share of the entire unrecovered and unreserved amount in dispute, and the recorded amount of the goodwill could be impaired. In addition, an unfavorable outcome would adversely impact this project's future earnings and cash flows and could lead to an impairment of the existing $27 million of goodwill associated with the project.

Goodwill

     We are required to adopt SFAS 142 in 2002, which requires certain goodwill impairment testing. For a comprehensive discussion of SFAS 142, see Note 2. Accounting Matters.

     As of March 31, 2002, the carrying value of consolidated unamortized goodwill was $600 million, of which $451 million was recorded in connection with Global's acquisitions of SAESA and Electroandes in Chile and Peru in August and December 2001, respectively. The amortization expense related to goodwill was approximately $3 million for the year ended December 31, 2001.

     As of March 31, 2002, our pro-rata share of goodwill included in equity method investees totaled $378 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on our balance sheet. Global's share of the amortization expense related to such goodwill was approximately $8 million for the year ended December 31, 2001.

     We are in the process of finalizing our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill at RGE, EDEERSA, Energy Technologies and Tanir Bavi. It is likely that the entire carrying value of the goodwill at EDEERSA and Energy Technologies is completely impaired, that a material portion of the goodwill at RGE up to approximately half of the recorded carrying value is impaired and that the goodwill at Tanir Bavi could be impaired. The goodwill at EDEERSA is included in the $585 million of investment exposure associated with our assets in Argentina.

     As of March 31, 2002, our consolidated unamortized goodwill of $600 million and pro-rata share of goodwill in equity method investees of $378 million was as follows:

                                                                                                  As of
                                                                                             March 31, 2002
                                                                                             --------------
                                                                                          (Millions of Dollars)
Consolidated Goodwill
Global
  EDEERSA ...................................................................................   $ 63
  SAESA .....................................................................................    315
  Electroandes ..............................................................................    136
  Tanir Bavi ................................................................................     27
  ELCHO .....................................................................................      6
                                                                                                ----
             Total Global Goodwill ..........................................................    547
                                                                                                ----

Energy Technologies .........................................................................     53
                                                                                                ----
             Total Consolidated Goodwill ....................................................   $600
                                                                                                ----

Pro-Rata Share of Equity Method Investment Goodwill
Global
   RGE ......................................................................................   $140
   Chilquinta ...............................................................................    174
   Luz del Sur ..............................................................................     39
   Kalaeloa .................................................................................     25
                                                                                                ----
       Total Pro-Rata Share of Equity Method Investment Goodwill ............................   $378
                                                                                                ----
           Total Goodwill ...................................................................   $978
                                                                                                ====

Other

     In 2002, we adopted SFAS 144. SFAS 144 requires periodic reviews of long-lived assets for impairment and supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Review is generally initiated by a certain event or series of events that causes a change in the operation or business environment in which we operate. The recent economic crisis in Argentina will cause us to initiate a review of our Argentine operations under SFAS 144 and will likely result in a material impairment to our Consolidated Statements of Income.

     As of March 31, 2002, we had $50 million, or 1%, of our assets invested in the Turboven generation facilities, located in Venezuela. Recently, Venezuela has been subject to a loss of capital as the country's debt has been subject to a credit rating downgrade. In February 2002, the government of Venezuela abandoned the crawling currency peg and allowed the Venezuelan Bolivar to float freely with the US Dollar. The Bolivar devalued approximately 18% since year-end 2001 from 758 Bolivars to 1 US Dollar to 921 Bolivars to 1 US Dollar as of March 31, 2002. The Turboven power purchase contracts are indexed to the US Dollar as are the fuel supply costs. This implies that a devaluation will not impact the level of US Dollar revenues realized as allowed by the power purchase contracts. Our near term income statement exposure relates to our net monetary position in Bolivars. Since Turboven is a US Dollar functional entity, any receivables and payables in Bolivars must be re-measured to the US Dollar. The impact of the re-measurement is recorded as a loss or gain to our Consolidated Statements of Income. The recent decision to devalue the Bolivar did not have a material adverse impact on our financial position, results of operations or net cash flows.

     We, and/or Global have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $188 million as of March 31, 2002. The guarantees consist of a $61 million equity commitment for Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO) in Poland, $56 million of various guarantees for Dhofar Power Company in Oman, a $25 million guarantee for Chilquinta Energia, S.A. (Chilquinta) in Chile and Peru, and various other guarantees comprise the remaining $46 million. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt.

     In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, we would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of March 31, 2002, Energy Technologies had tangible equity of $111 million and performance bonds outstanding of approximately $130 million. The performance bonds are not included in the $188 million of guaranteed obligations, discussed above.

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement
(PPA) with the California Department of Water Resources (CDWR) to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants, Hanford, Henrietta and Tracy Peaking Plants. Total project cost is estimated at approximately $335 million. The Hanford Peaking Plant, a 90 MW facility, was completed and began operation in August 2001. The Henrietta Peaking Plant, a 90 MW facility, is currently under construction, with completion expected in July 2002, and the Tracy Peaking Plant, a 160 MW facility, is in the permitting process. Permitting for the Tracy Peaking project has been delayed significantly. The California Energy Commission is not expected to issue a permit allowing the start of construction before the end of June 2002. This date does not allow sufficient time to complete construction before the final Commercial Operations Date deadline of October 31, 2002 under the contract. On February 28, 2002, GWF Energy asserted a force majeure claim under the provisions of its contract for an appropriate extension of the deadline.

     On April 24, 2002, GWF Energy received notice from the CDWR rejecting GWF Energy's force majeure claim. We and Global are evaluating the appropriate course of action to protect GWF Energy's rights under the CDWR PPA. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, which is currently expected to occur in late 2002 or in 2003. For a description of the loans to GWF Energy, see Note 8. Related-Party Transactions.

     On February 25, 2002, the Public Utilities Commission of the State of California (CPUC) and the State of California Electricity Oversight Board filed complaints with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act against sellers, which pursuant to long-term FERC authorized contracts, provide power to the CDWR. GWF Energy is a named respondent in these proceedings. The complaints, which address over 40 transactions embodied in over 30 contracts with over 20 sellers, allege that, collectively, the specified long-term wholesale power contracts are priced at unjust and unreasonable levels and request FERC to abrogate the contracts to enable the State to obtain replacement contracts as necessary or in the alternative, to reform the contracts to provide for just and reasonable pricing, reduce the length of the contracts and strike from the contracts the specific non-price conditions found to be unjust and unreasonable. On April 25, 2002, FERC consolidated the two dockets and set the contracts of GWF Energy and certain other respondents, including the ten year PPA, for hearing "to determine whether the dysfunctional California spot markets adversely affected the long-term bilateral markets and, if so, whether modification of any individual contract at issue is warranted." FERC determined that the GWF contract, among others, was entitled to presumption of validity, requiring the CPUC to prove it was "against the public interest." FERC also strongly encouraged the parties to negotiate settlements and directed a settlement judge to be appointed to oversee such negotiations. GWF Energy has indicated to representatives of the State of California its willingness to enter into negotiations in an attempt to resolve differences between the parties. GWF Energy plans to attend FERC settlement conference discussions in mid-May. We cannot predict the outcome of this matter or its impact on future earnings or cash flows.

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

     In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Southern Poland. As part of the transaction, Global will purchase additional shares at closing, which will make Global the majority owner of Skawina. The transaction includes the obligation to purchase additional shares in 2003 that will bring Global's aggregate interest in Skawina CHP to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts consistent with current practice in Poland. The sale is part of the Polish Government's energy privatization program. Global's equity investment is expected to be approximately $44 million.

     The Brazilian Consumer Association of Water and Energy has filed a lawsuit against RGE (of which Global is a 32% owner), and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on our financial condition, results of operations and net cash flows.

     RGE is also currently engaged in a dispute with its regulator, ANEEL, which is seeking to mandate a reduction in RGE's fixed asset base due to a pre-privatization review of Companhia Estadual de Energia's (CEEE) asset base. This pre-privatization review was not brought to the attention of the bidders during the RGE privatization process. The result of such a decrease in RGE's fixed asset base would be a likely reduction in RGE's tariff of approximately $8 million during the next rate case as RGE's return on fixed assets would be above the accepted level. RGE is currently contesting the matter. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of this dispute, although no assurances can be given.

     We and our equity method investees are involved in various legal actions arising in the normal course of business. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of these proceedings, although no assurances can be given.

Note 6.  Financial Information by Business Segments

Information related to the segments of our business is detailed below:

                                                       Global (A)    Resources     Energy      Other (B) Consolidated
                                                                                Technologies                 Total
---------------------------------------------------------------------------------------------------------------------
                                                                         (Millions of Dollars)

  For the Quarter Ended March 31, 2002:
  ------------------------------------
  Total Operating Revenues........................     $  137       $   53       $  101       $   (1)      $  290
  Segment Net Income (Loss) Available to PSEG.....     $  (10)      $   14       $   (3)      $   (2)      $   (1)

  For the Quarter Ended March 31, 2001:
  ------------------------------------
  Total Operating Revenues........................     $   89       $   33       $  102       $    1       $  225
  Extraordinary Loss on Early Retirement of Debt..     $   (2)      $    -       $    -       $    -       $   (2)
  Cumulative Effect of a Change in
    Accounting Principle..........................     $    9       $    -       $    -       $    -       $    9
  Segment Net Income (Loss) Available to PSEG.....     $   55       $    3       $   (3)      $   (1)      $   54

  As of March 31, 2002:
  --------------------
  Total Assets....................................     $4,122       $3,091       $  286       $   66       $7,565

  As of December 31, 2001:
  -----------------------
  Total Assets....................................     $4,074       $3,026       $  290       $   49       $7,439
---------------------------------------------------------------------------------------------------------------------

(A) For the quarter ended March 31, 2002, Global recorded an after tax and after minority interest charge of $31 million to recognize the effects of changing from the functional currency at EDEERSA from the US Dollar to the Argentine Peso.

(B)  Other  activities  include amounts  applicable to Energy  Holdings  (parent
     corporation),   Enterprise  Group  Development  Corporation,  PSEG  Capital
     Corporation and intercompany eliminations.

Our geographic information is disclosed below.

                                                    Revenues (1)                            Assets (2)
                                             ----------------------------       -------------------------------------
                                               For the Quarters Ended                          As of
                                                     March 31,                     March 31,            December 31,
                                             ----------------------------
                                                2002            2001                 2002                   2001
                                             ------------     -----------       --------------         --------------
                                               (Millions of Dollars)                   (Millions of Dollars)

United States.............................      $135             $174                $2,677                $2,675
Foreign Countries.........................       155               51                 4,888                 4,764
                                             ------------     -----------          -----------           ----------
Total.....................................      $290             $225                $7,565                $7,439
                                             ============     ===========          ===========           ==========

Assets in foreign countries include:
   Netherlands.................................................................      $  921                $  911
   Chile.......................................................................         917                   880
   Argentina...................................................................         636                   737
   Peru........................................................................         547                   520
   India.......................................................................         315                   288
   Brazil ....................................................................          302                   282
   Tunisia.....................................................................         268                   245
   Other.......................................................................         982                   901
                                                                                  ------------           ------------
Total.........................................................................       $4,888                $4,764
                                                                                  ============           ============

(1) Revenues are attributed to countries based on the locations of the investments.

(2) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of pre-tax and minority interest foreign currency translation adjustment of $393 million and $283 million as of March 31, 2002 and December 31, 2001, respectively.

     The table below reflects our investment exposure in Latin American countries:

                                              Investment Exposure
                                      -------------------------------------
                                       March 31,            December 31,
                                          2002                  2001
                                      -------------        ----------------
                                             (Millions of Dollars)
     Argentina.......................   $     585          $     632
     Brazil..........................         476                467
     Chile...........................         528                542
     Peru............................         425                387
     Venezuela.......................          52                 53

     The investment exposure consists of invested equity plus equity commitment guarantees. The investment exposure in these Latin American countries is Global's.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Concluded

Note 7.  Comprehensive Income

                                                                                             For the Quarters Ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                             2002            2001
                                                                                          ------------    -----------
                                                                                             (Millions of Dollars)
Net income...........................................................................      $     5          $   60
Currency translation adjustments.....................................................          (62)             (2)
Cumulative effect of a change in accounting principle................................            -             (15)
Current period declines in fair value of financial derivative instruments - net......          (13)             (1)
Reclassifications to earnings - net..................................................            3               -
                                                                                           -----------     ----------
Comprehensive (loss) income..........................................................      $   (67)         $   42
                                                                                           ===========     ==========

Note 8. Related-Party Transactions

Administrative Costs

     PSEG Services Corporation (Services) provides and bills administrative services to us on a monthly basis. Our costs related to such services amounted to approximately $5 million for the quarter ended March 31, 2002.

Additional Paid-in Capital

     For the three months ended March 31, 2002, PSEG invested $200 million of additional equity in us, the proceeds of which were used to repay short-term debt and fund additional investments at Global.

Loans to TIE

     In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. As of March 31, 2002, Global's investments in the TIE partnership include $76 million of loans that earn interest at an annual rate of 12% that are expected to be repaid over the next 10 years.

Loans to GWF Energy

     In May 2001, GWF Energy, a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year PPA with the DWR to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants that GWF Energy expects to build and operate in California. Total project cost is estimated at approximately $335 million. The first plant, a 90 MW facility, was completed and began operation in August 2001. The second plant is currently under construction, with completion expected in July 2002, and the third plant is in the permitting process. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, which is currently expected to occur in late 2002 or in 2003. Pending completion of project financing, Global has provided GWF Energy approximately $98 million of secured loans to finance the purchase of turbines. The turbine loans bear interest at rates ranging from 12% to 15% per annum and are payable in installments beginning May 31, 2002, with final maturity no later than December 31, 2002. Global has also provided GWF Energy $27 million of working capital loans that bear interest at 20% per annum and are convertible into equity at Global's option on various dates expiring in May 2002.

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

     We are a major part of Public Service Enterprise Group Incorporated (PSEG's) growth strategy. In order to achieve this strategy, Global will selectively focus on generation and distribution investments within targeted high-growth regions. Resources will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. We are evaluating the future prospects of Energy Technologies' business model and its fit in our portfolio given the slower pace of retail deregulation in the markets in which we operate. Resources' assets generate cash flow and earnings in the near term, while investments at Global generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global and Energy Technologies.

     While Global realized substantial growth in 2001, significant challenges began developing during the fourth quarter of 2001 and into 2002. These challenges include the Argentine economic crisis, the soft power market in Texas and the worldwide economic downturn. As a result, Global has refocused its strategy, from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets.

     Future revenue growth will be partially offset by the reduction of revenue, anticipated in 2002 from certain generation facilities in California and Texas due to lower energy prices, and distribution facilities in Argentina due to the current economic, political and social crisis. Global has investment exposure of $585 million in four distribution companies and two generation plants in Argentina and we are evaluating such investments for potential impairment. In addition, as part of the implementation of SFAS 142, the goodwill associated with Rio Grande Energia S.A. (RGE), Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), Energy Technologies and Tanir Bavi Power Company Private Ltd. (Tanir Bavi) is being evaluated for potential impairment. Under a worst case scenario, if the results of these evaluations indicate a complete impairment of all such assets, we would record an approximate $735 million pre-tax and pre-minority interest, $473 million after-tax and after-minority interest charge to our Consolidated Statement of Income in 2002. The related, worst case charge to equity would be approximately $410 million due to the $63 million charge to Other Comprehensive (Loss) Income (OCI) previously recorded in the first quarter of 2002. We expect to complete our evaluations of these issues during the second quarter of 2002. For further discussion of the Argentine economic crisis and our investment exposure, potential goodwill impairments, and certain other contingencies, see Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements. For further discussion of the Texas power market, see "Business Environment."

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

     Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K affecting our consolidated financial condition and the results of operations of us and those of our subsidiaries. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries.

Results of Operations

Energy Holdings -- Revenues

     Our revenues increased $65 million or 29% to $290 million from $225 million for the quarter ended March 31, 2002 as compared to the same period in 2001.

     Revenues at Global increased $48 million or 54% to $137 million from $89 million for the quarter ended March 31, 2002 as compared to the same period in 2001 primarily attributable to consolidated Electric Generation and Distribution and Other revenues of $98 million recorded in connection with the acquisitions of Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO) in the fourth quarter of 2000, EDEERSA in the second quarter of 2001, Sociedad Austral de Electricidad S.A., (SAESA) in the third quarter of 2001, Empresa de Electricidad de los Andes S.A. (Electroandes) in the fourth quarter of 2001, and the commencement of operations at Tanir Bavi in the second quarter of 2001. Revenues further increased by $10 million due to improved earnings from RGE as certain generation costs previously expensed, were reclassified as they were due to be recovered from customers in the future. These increases were partially offset by a decrease of $43 million in gains due to Global's withdrawal of its interest in Eagle Point Cogeneration Partnership (Eagle Point) and reduced earnings of $11 million from Texas Independent Energy, L.P. (TIE) and GWF. In December 2000, Global withdrew from its interest in Eagle Point in exchange for a series of payments through 2005, expected to total up to $290 million. Such payments will be made in each year until 2005, provided certain operating contingencies are met. With respect to Eagle Point, Global expects to record a total of $46 million in the second and third quarters of 2002, as operating contingencies for the facility are expected to be met. Losses at TIE increased $5 million due to lower energy prices resulting from an over-supply of energy in the Texas power market. Global expects this trend in the Texas power market to continue until 2004-2005 when market prices are expected to increase, as older less efficient plants are expected to be retired and the demand for electricity is expected to increase. Earnings at GWF decreased by $6 million as high energy prices in the California power market did not return to more normalized levels until late January 2001.

     Revenues at Resources increased $20 million or 61% to $53 million from $33 million for the quarter ended March 31, 2002 due to an increase of $11 million in higher leveraged lease income from continued investment by Resources in such financing transactions and $10 million primarily due to reduced losses with respect to the marking to market of publicly traded equity securities in Resources' investments in leveraged buyout funds.

Energy Holdings -- Operating Expenses

     Operating expenses increased $60 million or 48% to $186 million from $126 million for the quarter ended March 31, 2002 as compared to the same period in 2001. The increase was primarily due to Electric Energy Costs of $45 million and increased depreciation and amortization of $6 million recorded in connection with the acquisitions of ELCHO, EDEERSA, SAESA, Electroandes, and the commencement of operations at Tanir Bavi.

Energy Holdings -- Net Interest Expense and Preferred Dividends

     Net Interest Expense and Preferred Dividends increased $19 million or 43% to $63 million from $44 million for the quarter ended March 31, 2002 as compared to the same period in 2001. The increase was primarily due to interest expense of $12 million associated with the $550 million 8.5% Senior Notes issued in June 2001 and increased interest expense of $3 million associated with the $400 million of 8.625% Senior Notes issued in February 2001. The proceeds from the sale of Senior Notes were used for general corporate purposes, including the funding of the aforementioned acquisitions. In addition, interest expense increased an additional $7 million from non-recourse financings at Tanir Bavi, SAESA, EDEERSA and Electroandes. Partially offsetting these increases was reduced interest expense of $4 million associated with the repayments of $35 million PSEG Capital Corporation (PSEG Capital) 6.73% Medium-Term Notes in June 2001 and $135 million 6.74% Medium-Term Notes in October 2001.

     At March 31, 2002 and December 31, 2001, we had total debt outstanding of $3.512 billion and $3.533 billion, respectively, of which $1.113 billion and $1.070 billion respectively, was non-recourse to us.

Energy Holdings - Earnings Before Interest and Taxes (EBIT) Contribution

     The results of operations for each of our business segments are explained below with reference to the EBIT contribution. We borrow on the basis of a combined credit profile to finance the activities of our subsidiaries. As such, the capital structure of each of the businesses is managed by us. Debt at each subsidiary is evidenced by demand notes with us and PSEG Capital.

                                                 For the Quarters Ended
                                                        March 31,
                                                 ----------------------
                                                   2002         2001
                                                 --------     ---------
                                                  (Millions of Dollars)
EBIT:
     Global ................................        $20         $78
     Resources .............................         49          29
     Energy Technologies ...................         (4)         (5)
     Other .................................         (3)         (2)
                                                 --------     ---------
Total EBIT .................................        $62         $100
                                                 ========     =========

Global

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

     In the first quarter of 2001, Global increased its interest in Tanir Bavi, an electric generation facility in India from 49% to 74%. In the second quarter of 2001, Global increased its interest in EDEERSA, an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest and an additional 6% interest in the fourth quarter of 2001 in SAESA, a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. In the fourth quarter of 2001, Global acquired Electroandes, a hydroelectric generation and transmission company in Peru. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

Summary Results - Global
                                                    For the Quarters Ended
                                                           March 31,
                                                    ------------------------
                                                      2002            2001
                                                    ---------       --------
                                                     (Millions of Dollars)
Revenues...................................            $137            $89
Expenses...................................              74             13
                                                    ---------       --------
Operating Income...........................              63             76
Other (Loss) Income........................             (43)             2
                                                    ---------       --------
EBIT.......................................             $20            $78
                                                    =========       ========

     Global's EBIT contribution decreased $58 million or 74% for the quarter ended March 31, 2002 from the comparable period in 2001 primarily due to a change in the functional currency of EDEERSA from the US Dollar to the Argentine Peso. Due to a change in the functional currency, $76 million of non-recourse, US Dollar denominated debt was marked to the Argentine Peso that resulted in a $52 million pre-tax and pre-minority interest charge to Other (Loss) Income. The decrease to Other (Loss) Income was partially offset by an increase of $10 million in the change of derivative fair value. For a further discussion of the effects of a change to the functional currency of EDEERSA from the US Dollar to the Argentine Peso and the economic, political and social crisis in Argentina, see Note 5. Commitments and Contingencies of the Notes to the Consolidated Financial Statements. For a further description of the change of derivative fair value, see Note 4. Financial Instruments and Risk Management of the Notes to the Consolidated Financial Statements.

     In addition to the reduction in Other (Loss) Income, Operating Income decreased $13 million attributable to several factors including a decrease of $43 million in gains from Global's withdrawal and subsequent sale of its interest in Eagle Point and reduced earnings of $11 million from TIE and GWF and $4 million from Chilquinta Energy, S.A. (Chilquinta) and Luz del Sur. Partially offsetting the decreases in Operating Income was the recognition of $20 million in Operating Income for SAESA and Electroandes, two acquisitions made subsequent to March 31, 2001 and $10 million from Tanir Bavi and PPN, two projects commencing operations subsequent to March 31, 2001. Further offsetting the decreases were improved financial results at RGE and ELCHO totaling $13 million and reduced operating expenses of $6 million at Global primarily due to a reduction in compensation expense.

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

Summary Results - Resources
                                                       For the Quarters Ended
                                                              March 31,
                                                       ------------------------
                                                         2002            2001
                                                       ---------       --------
                                                        (Millions of Dollars)
Revenues..........................................       $53             $33
Expenses..........................................         4               4
                                                       ---------       --------
Operating Income and EBIT.........................       $49             $29
                                                       =========       ========

     Resources' EBIT contribution increased $20 million or 69% for the quarter ended March 31, 2002 from the comparable period in 2001. The increase was due to higher leveraged lease income of $11 million from continued investment by Resources in such financing transactions and reduced losses of $10 million with respect to the marking to market of publicly traded equity securities in Resources' investments in leveraged buyout funds.

Energy Technologies

     Energy Technologies earns its revenues from providing energy-related engineering, consulting and mechanical contracting services to and constructing, operating and maintaining heating, ventilating and air conditioning (HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States.

Summary Results - Energy Technologies
                                                        For the Quarters Ended
                                                               March 31,
                                                        ------------------------
                                                          2002           2001
                                                        ---------       --------
                                                         (Millions of Dollars)
Revenues..........................................        $101            $102
Expenses..........................................         105             107
                                                        ---------       --------
Operating Income and EBIT.........................        $ (4)           $ (5)
                                                        =========       ========

     Energy Technologies' EBIT contribution increased $1 million for the quarter ended March 31, 2002 from the comparable period in 2001.

Liquidity and Capital Resources

     The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions of our three direct operating subsidiaries, Global, Resources and Energy Technologies.

Financing Methodology

     Our capital requirements and those of our subsidiaries are met and liquidity provided by internally generated cash flow, external financings and equity contributions from PSEG. We make equity contributions from time to time to our subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. At times, we utilize inter-company dividends and inter-company loans to satisfy various subsidiary needs and efficiently manage our and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

     External funding to meet our needs is comprised of corporate finance transactions and bank credit agreements. The debt incurred is our direct obligation. We use some of the proceeds of this debt to make equity investments in our subsidiaries.

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

Debt Covenants, Cross Default Provisions,  Material Adverse Changes, and Ratings
     Triggers

     Our debt indenture and credit agreements and the credit agreements of our subsidiaries and PSEG contain cross-default provisions under which a default by us or by specified subsidiaries or by PSEG involving specified levels of indebtedness in other agreements would result in a default and the potential acceleration of payment under such indentures and credit agreements. For example, a default with respect to specified indebtedness of us or Global of $5 million or more, including our or Global's equity contribution obligations in subsidiaries' non-recourse transactions, as set forth in various credit agreements, could cause a cross-default in one of our or our subsidiaries' credit agreements and potential acceleration thereunder. A default with respect to specified indebtedness in an aggregate amount of $50 million for each of PSEG, PSEG Power, and Public Service Electric and Gas Company, and $5 million for us, including relevant equity contribution obligations in subsidiaries' non-recourse transactions could cause a cross-default in PSEG's credit agreements and potential acceleration thereunder.

     If such a default were to occur, lenders, or the debt holders under our indenture or any of our or our subsidiaries' credit agreements could determine that debt payment obligations may be accelerated. A declaration of cross-default could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions could have a similar impact. This would have a material adverse effect on our financial condition, results of operations and net cash flows, as well as those of our subsidiaries.

     In addition, our credit agreements and those of PSEG and our subsidiaries generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's, and as may be relevant, our, business or financial condition. In the event that we or the lenders in any of our or our subsidiaries' credit agreements determine that a material adverse change has occurred, advances of loan funds may be limited.

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

     PSEG Capital has a $650 million Medium Term Note (MTN) program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. At March 31, 2002 and December 31, 2001, total debt outstanding under the MTN program was $480 million, maturing in 2002 and 2003.

Regulatory Restrictions

     Capital resources and investment requirements could be affected by the outcome of proceedings by the New Jersey Board of Public Utilities (BPU) pursuant to its Energy Master Plan and Energy Competition Act and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, owned by us, on PSE&G. As a result of the Focused Audit, the BPU ordered that, among other things:

     (1) PSEG would not permit Energy Holdings' investments to exceed 20% of its consolidated assets without prior notice to the BPU;

     (2) PSE&G's Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G;

     (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between it and PSEG Capital to $650 million and
          (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year which is to be used to reduce customer rates.

     In the Final Order the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. The BPU is expected to consider this matter later this year. We believe that this issue will be satisfactorily resolved, although no assurances can be given. We will eliminate PSEG Capital debt by the end of the second quarter of 2003 as required by the Focused Audit.

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

Short-Term Liquidity

     We have the following credit facilities for various funding purposes and to provide us liquidity. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. The following table summarizes our various facilities as of March 31, 2002.

Energy Holdings


                                                         Expiration          Total        Primary           Amount
                                                             Date           Facility      Purpose        Outstanding
                                                        ---------------    -----------   -----------    -------------
                                                                                     (Millions of Dollars)
364-day Revolving Credit Facility...................       May 2003           $  200      Funding          $    -
Five-year Revolving Credit Facility.................       May 2004              495      Funding             265
Uncommited Bilateral Agreement......................         N/A                 100      Funding               7
                                                                           -----------                  -------------
       Total.......................................                           $  795                       $  272
                                                                           ===========                  =============

     The five-year facility also permits up to $250 million of letters of credit to be issued of which $14 million were outstanding as of March 31, 2002.

     Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of March 31, 2002, the latest 12 months CFADS coverage ratio was 5.2x and the ratio of recourse indebtedness to recourse capitalization was 0.43 to 1.00.

     Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. In addition, our ability to continue to grow our business will depend to a significant degree on PSEG's ability to access capital and our ability to obtain additional financing beyond current levels.

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

Capital Requirements

     We plan to  continue  the growth of  Resources.  Global has  refocused  its strategy, from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets. We are evaluating the future prospects and opportunities of Energy Technologies' business. For the quarter ended March 31, 2002, our subsidiaries made net investments totaling approximately $143 million. These investments included additional investments in existing generation and distribution facilities and projects by Global. Partially offsetting these investments was an $88 million loan repayment from TIE. For a discussion of the loans to TIE, see Note 8. Related-Party Transactions of the Notes to Consolidated Financial Statements.

     In 2002, capital expenditures to fund Global's anticipated acquisitions and existing generation and distribution projects are expected to approximate $150 million of equity for projects currently under construction or contract. Capital expenditures to fund Resources' investments are expected to approximate $400 million. Resources has committed to invest approximately 50% of the total and the remaining expenditures are discretionary and are dependent upon availability of potential investments meeting certain profit thresholds. We have $288 million of long-term debt due within one year, including $228 million of Medium-Term Notes maturing in 2002.

Discussion of Critical Accounting Policies

     The accounting policies listed below are policies that involve the use of both objectively and subjectively derived information to record financial statement transactions in accordance with Generally Accepted Accounting Principles (GAAP) applied in the United States. The use of subjective judgment and estimates by management is a critical element in the application of GAAP. The principles below were determined to be most significant in the determination of our financial statements for the years presented, and will impact our financial statements prospectively.

Leveraged Leases

     A leveraged lease is recorded by applying cash flows to lease income and amortization on a constant return basis throughout the lease term. A key assumption in our lease transactions is the residual value at the end of the lease term. The residual value is estimated at the beginning of the lease term and is reviewed annually for adequacy. If management were to determine that there is a permanent impairment to the residual value of an asset subject to lease, the reduction must be recorded immediately. Appreciation in residual value is not booked immediately, but is deferred until termination of the lease transaction normally through the purchase of the asset by the lessee.

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

Measurement of Derivative Financial Instruments

     We use derivative financial instruments to hedge floating interest rate and foreign currency exposure in many markets where we invest. Derivative financial instruments must be valued and recorded as assets or liabilities in the financial statements. The derivation of value includes estimates of future interest rates and exchange rates that are often quite volatile. For a discussion of our derivative financial instruments, see Note 4. Financial Instruments and Risk Management of the Notes to Consolidated Financial Statements.

Use of Fair Value Accounting

     Resources applies fair value accounting for certain securities held in Limited Partnership interests that have quotable market prices on liquid exchanges. For other securities in the portfolio that do not trade on liquid exchanges, securities are carried at cost unless a valuation report prepared by the fund manager indicates a permanent impairment in value below cost. While objectively derived, the volatility of securities markets over the past few years has caused significant fluctuations in security prices. For example, we recorded net pretax (losses)/gains from fair value adjustments or security sales totaling $(16) million, $(4) million and $24 million for the three years ended, December 31, 2001, December 31, 2000 and December 31, 1999, respectively. While the carrying value of the trading portfolio was only $34 million as of December 31, 2001, it is possible that a volatile market could cause significant fluctuations in our reported income in prospective periods.

Accounting for the Effects of Goodwill

     Our 2002 Consolidated Statements of Income will likely be materially impacted by the application of SFAS 142. This new standard, effective in January 2002, requires the amount of any goodwill impairment to be disclosed in the second quarter and recorded by the fourth quarter of 2002, applied retroactively to the first quarter. The basic difference between previous accounting guidance and this new standard is that a discounted cash flow test must be performed to test goodwill for impairment under the new standard, compared to an undiscounted cash flow test required under the old standard. The new test must be completed using data as of January 1, 2002. Any amounts impaired using data as of that date will be recorded as a "Cumulative Effect of an Accounting Change". Any amounts impaired under the new test using data after that date will be recorded as a component of Operating Expenses. The discounted cash flow tests require broad assumptions and significant judgment to be exercised by management. This includes projections of future energy prices, customer demand, operating costs, rate relief from regulators, customer growth and many other items. While we believe that our assumptions are reasonable, actual results will likely differ from our projections.

     For an analysis of our existing goodwill as of March 31, 2002, see Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Accounting for Long-Lived Assets

     SFAS 144, a new standard related to testing assets for impairment, was adopted on January 1, 2002. Testing under SFAS 144 is essentially the same as the asset impairment tests we performed under SFAS 121. This test consisted of an undiscounted cash flow test to determine if an impairment existed, and, if an impairment existed, a discounted cash flow test would be done to quantify it. The new standard is broader in that it includes discontinued operations as part of its scope. This test requires the same judgment to be employed by management in building assumptions related to future earnings of individual assets or investments as was required in determining potential impairments of goodwill as discussed above.

     We have $585 million of investment exposure in Argentina. Due to the economic, political and social crisis in Argentina, our investments there are faced with considerable fiscal and cash flow uncertainties. As a result of these events, an impairment test of these investments is required. However, due to the vast uncertainty related to the situation in Argentina, reasonable assumptions related to the environment in Argentina cannot be easily made. As the situation continues to evolve, we will be able to develop assumptions related to the environment in Argentina and these investments and will complete our impairment test.

     In addition to impairment testing for the Argentine investments, an impairment test for Energy Technologies is also being done as negative operating cash flow of certain parts of that entity indicate a potential impairment.

     These tests are required whenever events or circumstances indicate an impairment may exist. Examples of potential events which could require an impairment test are when power prices become depressed for a prolonged period in a market, when a foreign currency significantly devalues, or when an investment generates negative operating cash flows. Any potential impairment of investments under these circumstances is recorded as a component of operating expenses.

Foreign Currency Accounting

     Our financial statements are prepared using the US Dollar as the reporting currency. In accordance with SFAS 52 "Foreign Currency Translation", foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into US Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining net income but are reported in Other Comprehensive (Loss) Income (OCI). Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

     The determination of an entity's functional currency requires management's judgment. It is based on an assessment of the primary currency in which transactions in the local environment are conducted, and whether the local currency can be relied upon as a stable currency in which to conduct business. As economic and business conditions change, we are required to reassess the economic environment and determine the appropriate functional currency. The impact of foreign currency accounting could have a material adverse impact on our financial condition, results of operation and net cash flows. For a discussion of the recent change of the functional currency from the US Dollar to the Argentine Peso at EDEERSA, see Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

     As Global pursues new opportunities, it will be required to comply with applicable environmental laws and regulations. Global attempts to take such expenditures into consideration when considering an investment; however, there can be no assurance that environmental laws and regulations will not change. If environmental laws or regulations change in the future, there can be no assurance that our financial condition, results of operations and net cash flows will not be materially and adversely affected. We are committed to operating our businesses cleanly, safely and reliably and strive to comply with all environmental laws, regulations, permits and licenses. However, despite such efforts, there have been instances of non-compliance, although no such instance resulted in revocation of any permit or license or caused a materially adverse effect on our financial condition, results of operations and net cash flows.

     We do not anticipate any material capital expenditures for environmental control facilities or in connection with compliance with federal, state or local environmental laws and regulations in 2002 or in connection with the generation projects currently in construction or advanced development. We do not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on our financial condition, results of operations and net cash flows.

Business Environment

     We continue to evaluate the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include the continued weakening of certain Latin American currencies, including the Argentine Peso, Brazilian Real, the Chilean Peso, the Peruvian Nuevo Sol, and the Venezuelan Bolivar, lower energy prices in power markets, including power markets where Global invests in merchant generation assets, and further credit rating downgrades of certain airlines in the United States and worldwide. As of March 31, 2002, $2.5 billion or 33% of our assets were invested in Latin America, specifically in Argentina, Brazil, Chile, Peru and Venezuela and $107 million or 1% of our assets were comprised of leveraged leases of seven aircraft leased to five separate lessees.

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

     We cannot predict the impact of any further currency devaluations, continued economic slowdown, lower energy prices and potential lessee payment defaults; however, such impact could have a material adverse effect on our financial condition, results of operations and net cash flows.

       ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Risk

     We are subject to commodity price risk related to the selling prices of electricity at our merchant generation facilities, particularly in the Texas power market. For a comprehensive discussion of our generation plants in Texas and the Texas power market, see "Business Environment", shown above.

Equity Securities

     Resources has investments in equity securities and limited partnerships which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments, which had available market prices at March 31, 2002 and December 31, 2001, were $28 million and $34 million, respectively. A sensitivity analysis has been prepared to estimate our exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments would result in a $2 million change in revenues for the quarter ended March 31, 2002.

Interest Rates

     We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rates through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2002, a hypothetical 10% change in market interest rates would result in a $2 million change in interest costs related to short-term and floating rate debt. For a description of interest rate swaps, see Note 4. Financial Instruments and Risk Management of the Notes to Consolidated Financial Statements.

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

Accounting Matters

     For a discussion of significant accounting matters, see Note 2. Accounting Matters of the Notes to Consolidated Financial Statements.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     o because a significant portion of our business is conducted outside the United States, adverse international developments could negatively impact our business;
     o credit, commodity, and financial market risks may have an adverse impact;
     o    the electric industry is undergoing substantial change;
     o    generation operating performance may fall below projected levels;
     o we and our subsidiaries are subject to substantial competition from well capitalized participants in the worldwide energy markets;
     o    our ability to service debt could be limited;
     o if our operating performance or cash flow from minority interests falls below projected levels, we may not be able to service our debt;
     o power transmission facilities may impact our ability to deliver our output to customers;
     o    government regulation affects many of our operations;
     o    environmental regulation significantly impacts our operations;
     o    insurance coverage may not be sufficient;
     o    acquisition, construction and development may not be successful;
     o changes in technology may make our power generation assets less competitive; and
     o    recession, acts of war or terrorism could have an adverse impact.

     Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by us will be realized, or even if realized, will have the expected consequences to or effects on us or our business prospects, financial condition or results of operations. You should not place undue reliance on these forward-looking statements in making any investment decision. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding our securities, we are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     New Matter. See Pages 12 and 13. AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global, et al vs. The AES Corporation, et al.

     In addition, see information on the following proceedings at the pages indicated:

     (1) Form 10-K Page 25. See Pages 15 and 16. Complaint filed with the Federal Energy Regulatory Commission addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long-Term Contracts to the California Department of Water Resources FERC Docket No. EL02-60-000. California Electricity Oversight Board v. Sellers of Energy and Capacity Under Long-Term Contracts with the California Department of Water Resources FERC Docket No. EL02-62-000.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  A listing of exhibits being filed with this document is as follows:

          Exhibit Number            Document
          --------------            -------------------------------------------
               12                   Computation of Ratios of Earnings to Fixed
                                    Charges

     (B)  Reports on Form 8-K:


          Date of Report            Items Reported
          --------------            --------------
          February 6, 2002                5
          April 16, 2002                5 & 7

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




Date: May 15, 2002