Form 10-Q
period 2002-06-30
PSEG ENERGY HOLDINGS INC
filed 2002-08-02
CIK 1089206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements............................................    1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   28

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...............................................   44

   Item 5. Other Information ..............................................   44

   Item 6. Exhibits and Reports on Form 8-K................................   45

   Signature...............................................................   45

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

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                                                   For the Six
                                                                              For the Quarter Ended               Months Ended
                                                                                    June 30,                         June 30,
                                                                              ---------------------           ---------------------
                                                                              2002            2001            2002            2001
                                                                              -----           -----           -----           -----
OPERATING REVENUES
   Electric Generation and Distribution Revenues ...................          $  61           $  --           $ 132           $  --
   Income from Capital and Operating Leases ........................             58              51             116              98
   Gain on Withdrawal from Partnership Interest ....................             39              --              47              51
   Income From Joint Ventures and Partnerships .....................             18              27              38              60
   Interest and Dividend Income ....................................             15               9              24              14
   Net Losses on Investments .......................................            (33)             (1)            (38)            (15)
   Other ...........................................................              2               2               1               2
                                                                              -----           -----           -----           -----
       Total Operating Revenues ....................................            160              88             320             210
                                                                              -----           -----           -----           -----
OPERATING EXPENSES
   Electric Energy Costs ...........................................             28              --              58              --
   Operation and Maintenance .......................................              4               1              10               2
   Depreciation and Amortization ...................................              6               2              13               3
   Write-down of Project Investments ...............................            506              --             506              --
   Administrative and General ......................................             29              18              46              35
                                                                              -----           -----           -----           -----
       Total Operating Expenses ....................................            573              21             633              40
                                                                              -----           -----           -----           -----
OPERATING (LOSS) INCOME ............................................           (413)             67            (313)            170

OTHER (LOSS) INCOME
   Foreign Currency Transaction Loss ...............................            (17)             --             (69)             --
   Change in Fair Value of Derivative Financial Instruments ........             (8)             --               2               1
   Other ...........................................................             --              (1)             --              --
                                                                              -----           -----           -----           -----
       Total Other (Loss) Income ...................................            (25)             (1)            (67)              1
                                                                              -----           -----           -----           -----
INTEREST EXPENSE
   Interest Expense ................................................            (55)            (41)           (112)            (82)
   Capitalized Interest ............................................              2               5               5              10
                                                                              -----           -----           -----           -----
       Total Interest Expense--Net .................................            (53)            (36)           (107)            (72)
                                                                              -----           -----           -----           -----
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ...........           (491)             30            (487)             99
INCOME TAXES .......................................................            177              (5)            177             (18)
MINORITY INTERESTS .................................................              4              --               5              --
                                                                              -----           -----           -----           -----
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS,
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE ..................................           (310)             25            (305)             81
DISCONTINUED OPERATIONS (Note 3)
   Loss from Discontinued Operations (including loss
   on disposal of $(34), net of tax benefit--$18) ..................            (37)             (8)            (37)            (11)
                                                                              -----           -----           -----           -----
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE ............................................           (347)             17            (342)             70
Extraordinary Loss on Early Retirement of Debt
   (net of tax) ....................................................             --              --              --              (2)
Cumulative Effect of a Change in Accounting Principle
   (net of tax) ....................................................             --              --            (120)              9
NET (LOSS) INCOME ..................................................           (347)             17            (462)             77
                                                                              -----           -----           -----           -----
Preferred Stock Dividend Requirements ..............................             (5)             (5)            (11)            (11)
                                                                              -----           -----           -----           -----
(LOSS) EARNINGS AVAILABLE TO PUBLIC
   SERVICE ENTERPRISE GROUP INCORPORATED ...........................          $(352)          $  12           $(473)          $  66
                                                                              =====           =====           =====           =====

See Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2002       2001
                                                          --------  ------------
CURRENT ASSETS
   Cash and Cash Equivalents .......................      $    38     $    54
   Accounts Receivable:
     Trade .........................................          101         104
     Other .........................................           19          19
     Affiliated Companies ..........................           31          --
   Notes Receivable ................................          164          --
   Interest Receivable .............................           14           2
   Assets Held for Sale ............................           23         422
   Inventory .......................................            6          11
   Prepayments .....................................            5           3
   Current Assets of Discontinued Operations .......          422         543
                                                          -------     -------
        Total Current Assets .......................          823       1,158
                                                          -------     -------

PROPERTY, PLANT AND EQUIPMENT
   Electric Generation and Distribution Assets .....          677         669
   Construction in Progress ........................          248         345
   Real Estate .....................................          115         115
   Property and Equipment ..........................           17          43
                                                          -------     -------
        Total ......................................        1,057       1,172
   Accumulated Depreciation and Amortization .......         (114)       (155)
                                                          -------     -------
        Net Property, Plant and Equipment ..........          943       1,017
                                                          -------     -------

INVESTMENTS
   Capital Leases - Net ............................        2,899       2,784
   Corporate Joint Ventures ........................        1,161       1,111
   Partnerships Interests - Net ....................          571         659
   Other Investments ...............................            9           9
                                                          -------     -------
        Total Investments ..........................        4,640       4,563
                                                          -------     -------

OTHER ASSETS
   Goodwill ........................................          447         548
   Deferred Costs ..................................           43          84
   Other ...........................................           47          69
                                                          -------     -------
        Total Other Assets .........................          537         701
                                                          -------     -------

TOTAL ASSETS .......................................      $ 6,943     $ 7,439
                                                          =======     =======

See Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2002        2001
                                                         -------    ------------
CURRENT LIABILITIES
   Long-Term and Medium-Term Debt Due Within
     One Year ......................................      $   414       $   242
   Short-Term Borrowings Due to Public Service
     Enterprise Group Incorporated .................           --            38
   Payables:
     Trade Accounts ................................           33            46
     Taxes .........................................            5            21
     Interest ......................................           52            49
     Other .........................................           27            48
     Affiliated Companies ..........................           --            41
   Borrowings Under Lines of Credit ................          321           300
   Non-Recourse Notes Payable ......................          273           285
   Current Liabilities of Discontinued Operations ..          280           261
                                                          -------       -------
       Total Current Liabilities ...................        1,405         1,331
                                                          -------       -------

NONCURRENT LIABILITIES
   Deferred Income Taxes and Investment and
     Energy Tax Credits ............................        1,044         1,211
   Other Noncurrent Liabilities ....................          145            95
                                                          -------       -------
       Total Noncurrent Liabilities ................        1,189         1,306
                                                          -------       -------

COMMITMENTS AND CONTINGENT LIABILITIES .............           --            --
                                                          -------       -------

MINORITY INTERESTS .................................           29            47
                                                          -------       -------

CAPITALIZATION
   Project Level, Non-Recourse Long-Term Debt ......          628           635
   Senior Notes ....................................        1,779         1,644
   Medium-Term Notes ...............................           --           252
                                                          -------       -------
       Total Long-Term Debt ........................        2,407         2,531
                                                          -------       -------

   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares ..............           --            --
     Preferred Stock ...............................          509           509
     Additional Paid-in Capital ....................        1,690         1,490
     Retained Earnings .............................           37           510
     Accumulated Other Comprehensive Loss ..........         (323)         (285)
                                                          -------       -------
       Total Stockholder's Equity ..................        1,913         2,224
                                                          -------       -------

TOTAL LIABILITIES AND CAPITALIZATION ...............      $ 6,943       $ 7,439
                                                          =======       =======

See Notes to Consolidated Financial Statements.

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

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                      For the Six
                                                                      Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                    2002        2001
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income ........................................      $(462)      $  77
   Adjustments to Reconcile Net (Loss) Income to
      Net Cash Flows from Operating Activities:
     Depreciation and Amortization ..........................         20           5
     Deferred Income Taxes (Other than Leases) ..............       (177)         (6)
     Leveraged Lease Income, Adjusted for Rents
       Received .............................................         48          35
     Investment Distributions ...............................          4          41
     Undistributed Earnings from Affiliates .................        (17)        (46)
     Net Losses (Gains) on Investments/Partnership ..........         38         (36)
     Foreign Currency Transaction Loss ......................         69          --
     Proceeds from Withdrawal from Partnership Interests ....         --          50
     Write-down of Project Investments ......................        506          --
     Loss on Disposal of Discontinued Operations (net of tax)         34          --
     Cumulative Effect of a Change in Accounting
       Principle (net of tax) ...............................        120          (9)
     Net Changes in Certain Current Assets and Liabilities:
       Accounts Receivable ..................................       (105)        (47)
       Taxes Payable ........................................        (16)          9
       Accounts Payable .....................................        (38)         34
       Interest Payable .....................................          3          15
       Other Current Assets and Liabilities .................        (12)         13
     Other ..................................................          9           4
                                                                   -----       -----
     Net Cash Provided by Operating Activities ..............         24         139
                                                                   -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Partnerships and Joint Ventures ...........       (152)        (79)
   Investments in Capital Leases ............................        (31)       (392)
   Additions to Property, Plant and Equipment ...............       (183)        (62)
   Return of Capital from Partnerships ......................         90          --
   Acquisitions, Net of Cash Acquired .......................         --        (112)
   Other ....................................................        (83)        (87)
                                                                   -----       -----
     Net Cash Used in Investing Activities ..................       (359)       (732)
                                                                   -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital .................        200         300
   Net Increase (Decrease) in Short-Term Debt ...............         21        (346)
   Net (Decrease) Increase in Short-Term Affiliate
     Borrowings .............................................        (38)        230
   Proceeds from Long-Term Debt .............................        245         622
   Repayment of Medium-Term and Long-Term Debt ..............        (98)       (195)
   Cash Dividends Paid ......................................        (11)        (15)
   Other ....................................................          2          (1)
                                                                   -----       -----
     Net Cash Provided by Financing Activities ..............        321         595
                                                                   -----       -----
   Effect of Exchange Rate Changes on Cash and
     Cash Equivalents .......................................         (2)         --
   Net Change in Cash and Cash Equivalents ..................        (16)          2
   Cash and Cash Equivalents at Beginning of Period .........         54          22
                                                                   -----       -----
   Cash and Cash Equivalents at End of Period ...............      $  38       $  24
                                                                   =====       =====

Supplemental Disclosure of Cash Flow Information:
     Cash Payments During the Period for:
       Income Taxes .........................................      $ (14)      $ (42)
       Interest .............................................      $  90       $  57
Non-Cash Financing Activities:
       Debt Assumed from Companies Acquired .................      $  --       $ 176

See Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Basis of Presentation

PSEG Energy Holdings Inc. (Energy Holdings), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102 is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. We have three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). Effective June 30, 2002, we announced our intention to exit the businesses of Energy Technologies, and one of Global's investments, Tanir Bavi. For additional information, see Note 3. Discontinued Operations.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with our Notes contained in the 2001 Annual Report on Form 10-K and the first quarter
2002 Quarterly Report on Form 10-Q. These Notes update and supplement matters discussed in the 2001 Annual Report on Form 10-K and the first quarter 2002 Quarterly Report on Form 10-Q.

The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Consolidated Balance Sheet was derived from the audited consolidated financial statements included in the 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current period presentation.

Note 2. Recent Accounting Pronouncements

On January 1, 2002 we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a nonamortizable asset, and is subject to an annual review for impairment, and an interim review when certain events or circumstances occur that indicate the carrying value may not be recoverable. Under SFAS 142 we had a transitional period of six months from the date of adoption to complete our goodwill impairment testing, which was completed as of June 30, 2002. We have evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included cash flow tests which require broad assumptions and significant judgement to be exercised by management. We have completed this impairment analysis and have recorded after-tax charges of $120 million, retroactive to January 1, 2002, and such amount has been recognized as a Cumulative Effect of a Change in Accounting Principle in accordance with the new standard. For further analysis of the impairment of goodwill see Note 3. Discontinued Operations and Note 4. Asset Impairments.

On January 1, 2002 we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144 long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. A long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. For additional information relating to asset impairments, see Note 3. Discontinued Operations and Note 7. Commitments and Contingencies.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

after June 15, 2002. We are currently evaluating this guidance and cannot determine the impact on our financial position, results of operations, or net cash flows, however, such impact could be material.

Note 3. Discontinued Operations

Energy Technologies' Investments

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) operating companies and an asset management group which includes various Demand Side Management (DSM) investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

During the second quarter of 2002, we completed our impairment testing of all recorded goodwill in accordance with guidance set forth in SFAS 142 including the goodwill associated with the 11 HVAC operating companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill associated with the HVAC companies was impaired, which resulted in a $32 million (after-tax) charge (net of $20 million in taxes). In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle, reflected in our results of operations for the six months ended June 30, 2002.

In June 2002, we adopted a plan to sell our interests in the HVAC operating companies. The sale of the HVAC operating companies is expected to be completed by December 31, 2002. We have retained the services of an investment-banking firm which is marketing the HVAC operating companies to interested parties and has completed an analysis of the fair market value of the operating companies. The fair value was lower than our carrying value of these companies, resulting in an impairment loss recognized for the quarter and six months ended June 30, 2002 (as noted below). Additionally, we have initiated a process for the sale of Energy Technologies' asset management group, which we expect to sell by June 30, 2003. Based on our assessments, we believe the fair market value of these assets approximates their carrying value as of June 30, 2002. The HVAC operating companies and the asset management group meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

In addition to the goodwill impairment, we have further reduced the carrying value of the investments in the 11 HVAC operating companies to their fair value less costs to sell, and recorded a loss on disposal for the quarter and six months ended June 30, 2002 of $20 million, net of $11 million in taxes. Our remaining investment position in Energy Technologies is approximately $135 million, of which approximately $35 million relates to deferred tax assets, for which no valuation allowance is deemed necessary. Excluding the deferred tax assets, approximately 70% of our remaining investment balance relates to the asset management group and 30% relates to the HVAC companies. Although we believe that we will be able to sell the HVAC and asset management businesses, we can give no assurances that we will be able to realize their total carrying values.

Operating results of Energy Technologies, less certain allocated costs from Energy Holdings, have been reclassified into discontinued operations in our Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter and six months ended June 30, 2002, yielded additional losses of $5 million (after-tax) and $8 million (after-tax), respectively, and are disclosed below:

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    Quarter Ended          Six Months Ended
                                       June 30,                June 30,
                                   ----------------        ----------------
                                   2002        2001        2002        2001
                                   ----        ----        ----        ----
                                  (Millions of Dollars)  (Millions of Dollars)
Operating Revenues .........       $ 97        $111        $198        $213
Pre-Tax Operating Loss .....         (6)        (13)        (10)        (17)
Loss Before Income Taxes ...         (7)        (13)        (11)        (18)

The carrying amounts of the assets and liabilities of Energy Technologies' investments, as of June 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, on our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Energy Technologies' investments, as of June 30, 2002 and December 31, 2001, are summarized in the following table:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
                                                          (Millions of Dollars)
CURRENT ASSETS
   Accounts Receivable:
     Trade (net of allowance for
       doubtful accounts) ........................         $  79          $ 114
   Notes Receivable ..............................            21             21
   Costs and Estimated Earnings
     in Excess of Billings
     on Uncompleted Contracts ....................            14             19
   Other .........................................             4              4
                                                           -----          -----
       Total Current Assets ......................           118            158
                                                           -----          -----

PROPERTY, PLANT AND EQUIPMENT
   Property, Plant and Equipment .................            50             45
   Accumulated Depreciation
     and Amortization ............................           (33)           (31)
                                                           -----          -----
       Net Property, Plant and Equipment .........            17             14
                                                           -----          -----

INVESTMENTS ......................................            47             54
                                                           -----          -----

OTHER ASSETS
   Goodwill ......................................            --             53
   Other .........................................            10             11
                                                           -----          -----
       Total Other Assets ........................            10             64
                                                           -----          -----

TOTAL ASSETS .....................................         $ 192          $ 290
                                                           =====          =====

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                      June 30,     December 31,
                                                        2002          2001
                                                      --------    -----------
                                                        (Millions of Dollars)
CURRENT LIABILITIES
   Accounts Payable:
     Trade .....................................         $33          $38
     Other .....................................          16           17
     Affiliated Companies ......................           3            8
   Non-Recourse Notes Payable ..................           6           --
   Billing in Excess of Costs and
     Estimated Earnings on
     Uncompleted Contracts .....................          25           19
                                                         ---          ---
       Total Current Liabilities ...............          83           82

NONCURRENT LIABILITIES .........................           3            6

LONG-TERM DEBT .................................           6            1
                                                         ---          ---

TOTAL LIABILITIES ..............................         $92          $89
                                                         ===          ===

Tanir Bavi

Global  owns a 74%  interest in Tanir Bavi Power  Company  Private  Ltd.  (Tanir
Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. The plant commenced combined-cycle commercial operation in 2001. Power from the plant is being sold under a seven-year fixed price Power Purchase Agreement (PPA) with the Karnataka Power Transmission Company Limited (KPTCL), a state affiliated entity, formerly known as Karnataka Electricity Board.

Our impairment testing of the goodwill associated with Global's acquisition of Tanir Bavi indicated that the entire $27 million of goodwill recorded in connection with our investment in Tanir Bavi was impaired and resulted in an $18 million charge, net of $9 million in taxes. In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a component of the cumulative effect of a change in accounting principle, reflected in our results of operations for the six months ended June 30, 2002. For additional information see Note 2. Recent Accounting Pronouncements and Note 4. Asset Impairments.

Tanir Bavi has been in dispute with KPTCL regarding the terms of payment specified in the PPA relating to the fixed portion of the tariff, which is approximately US $0.04 per kilowatt-hour. The amount of the dispute is approximately half of this fixed amount. During the first quarter of 2002, KPTCL referred the dispute to the government of Karnataka, which directed KPTCL to accept Tanir Bavi's position. Prior to KPTCL's acceptance of such direction, however, the Karnataka Electricity Regulatory Commission (KERC) exercised jurisdiction over the matter and requested that KPTCL not comply with the requests of the government of Karnataka until KERC had reviewed the matter. A hearing was held in May 2002, at which KERC determined that the disputed amounts could not be paid until the parties complied with the dispute resolution process called for in the PPA. The dispute resolution process and certain other legal remedies could take an extended period of time before a result is known. While pursuing legal recourse, it is likely we will need to make additional equity contributions in the plant to maintain liquidity. We believe the delays in the process have greatly diminished our expectations of a satisfactory resolution and in June 2002, we adopted a plan to exit Tanir Bavi.

Global and its partner in this venture, GMR Vasavi Group, a local Indian company, are in negotiations for the sale of Global's majority interest in Tanir Bavi to the GMR Vasavi Group. The final negotiations and completion of sale are expected to occur in the third quarter of 2002. Should this sale not be consummated, we will seek another buyer for

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

this facility. In such an event, we can give no assurances that we will be able to realize the amount of our adjusted carrying value. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. We have reduced the carrying value of Tanir Bavi to its fair value less costs to sell and recorded a loss on disposal for the quarter and six months ended June 30, 2002 of $14 million (after-tax). The operating results of Tanir Bavi for the quarter and six months ended June 30, 2002 yielded income of $2 million (after-tax) and $5 million (after-tax), respectively. The respective income from discontinued operations partially offsets the loss on disposal.

Our share of operating results of this discontinued operation are summarized in the following table:

                                       Quarter Ended          Six Months Ended
                                         June 30,                 June 30,
                                       -------------          ----------------
                                       2002       2001*       2002        2001*
                                       ----       -----       ----        -----
                                                (Millions of Dollars)
Operating Revenues .............       $32         $ 1         $61         $ 1
Operating Income ...............        11           1          23           1
Income Before Income Taxes .....         3           1           9           1

* Operating results for Tanir Bavi were recorded in accordance with the equity method of accounting for the quarter and six months ended June 30, 2001.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts of the assets and liabilities of Tanir Bavi, as of June 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations And Current Liabilities of Discontinued Operations, respectively, in our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Tanir Bavi, as of June 30, 2002 and December 31, 2001, are summarized in the following tables:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   -----------
ASSETS                                                   (Millions of Dollars)
   Cash ........................................          $   3         $   2
   Accounts Receivable:
     Trade (net of allowance for
       doubtful accounts) ......................             17            26
   Notes Receivable ............................              9             5
   Inventory ...................................              3             3
                                                          -----         -----
     Total Current Assets ......................             32            36
                                                          -----         -----

PROPERTY, PLANT AND EQUIPMENT
   Electric Generation and
     Distribution Assets .......................            197           194
   Accumulated Depreciation ....................            (14)           (4)
                                                          -----         -----
     Net Property, Plant and Equipment .........            183           190
                                                          -----         -----

OTHER ASSETS
   Goodwill ....................................             --            27
   Other .......................................             15            --
                                                          -----         -----
     Total Other Assets ........................             15            27
                                                          -----         -----
OTHER ASSETS

       TOTAL ASSETS ............................          $ 230         $ 253
                                                          =====         =====

LIABILITIES
   Long-Term Debt Due Within One Year ..........          $  28         $  28
   Accounts Payable--Trade .....................             21            16
   Accounts Payable--Other .....................              3             1
                                                          -----         -----
     Total Current Liabilities .................             52            45

LONG-TERM DEBT .................................            117           108
MINORITY INTEREST ..............................             19            19
                                                          -----         -----

TOTAL LIABILITIES ..............................          $ 188         $ 172
                                                          =====         =====

Note 4. Asset Impairments

As of December 31, 2001, our aggregate investment exposure in Argentina was $632 million, including certain loss contingencies. These investments included a 90% owned distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA); and minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas (CTSN), and Parana which are under contract for sale to certain subsidiaries of The AES Corporation (AES). As of June 30,

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2002, we have determined that the carrying value of our Argentine investments was impaired. The combination of the year-to-date operating losses, goodwill impairment at EDEERSA, write-down of $506 million for all Argentine assets, and certain loss contingencies resulted in a pre-tax charge to earnings of $632 million ($410 million after-tax) for the six months ended June 30, 2002. In connection with the write-down of our Argentine assets, we recorded a deferred tax asset of $220 million. We believe that we will have sufficient future capital gains to realize this deferred tax asset. For a discussion of certain contingencies related to our Argentine investments, see Note 7. Commitments and Contingencies.

The tables below provide pre-tax and after-tax impacts of the various impairment charges, results of operations, and accruals of loss contingencies recorded with respect to our investments in Argentina for the quarter and six months ended June 30, 2002 and June 30, 2001.

                                                                              Quarter Ended                    Six Months Ended
                                                                                 June 30,                           June 30,
                                                                          -----------------------            -----------------------
                                                                          2002              2001             2002              2001
                                                                          -----             -----            -----             -----
                                                                                           (Millions of Dollars)
                                                                                                 (pre-tax)
(Losses) Earnings Before Local Taxes-EDEERSA .................            $ (14)            $   2            $ (59)            $   5
Write-down of EDEERSA ........................................              (94)               --              (94)               --
Write-down of Assets Held for Sale to AES ....................             (412)               --             (412)               --
Loss Contingencies and Other .................................               (8)               --              (11)               --
Goodwill Impairment-EDEERSA ..................................               --                --              (56)               --
                                                                          -----             -----            -----             -----
    Total ....................................................            $(528)            $   2            $(632)            $   5
                                                                          -----             -----            -----             -----

                                                                              Quarter Ended                    Six Months Ended
                                                                                 June 30,                           June 30,
                                                                          -----------------------            -----------------------
                                                                          2002              2001             2002              2001
                                                                          -----             -----            -----             -----
                                                                                           (Millions of Dollars)
                                                                                                (after-tax)
(Losses) Earnings-EDEERSA ....................................            $  (9)            $   1            $ (40)            $   3
Write-down of EDEERSA ........................................              (61)               --              (61)               --
Write-down of Assets Held for Sale to AES ....................             (268)               --             (268)               --
Loss Contingencies and Other .................................               (5)               --               (5)               --
Goodwill Impairment-EDEERSA ..................................               --                --              (36)               --
                                                                          -----             -----            -----             -----
    Total ....................................................            $(343)            $   1            $(410)            $   3
                                                                          -----             -----            -----             -----

EDEERSA

Given the year-to-date and projected operating losses at EDEERSA and the continued economic uncertainty in Argentina, we determined that it was necessary to test these assets for impairment. As a result of this analysis, we determined that these assets are completely impaired under SFAS 144. We recorded total charges and losses of $213 million, pre-tax, related to this investment for the six months ended June 30, 2002. These pre-tax charges consisted of goodwill impairment charges of $56 million, six month operating losses of $59 million, of which $45 million was recorded in the first quarter, writing off the remaining $94 million net asset balance pursuant to our SFAS 144 impairment analysis and loss contingencies and other items of $4 million. The total after-tax charges and losses related to this investment were $139 million, for the six months ended June 30, 2002.

In addition, we have developed an exit strategy to dispose of our equity interest in EDEERSA. This exit is expected to be complete by June 30, 2003, and we intend to operate EDEERSA while carrying out our exit plans. However, due to uncertainties related to the timing and method of disposal of our investment in EDEERSA, the impairment charges and results of EDEERSA's operations will not be reported as a discontinued operation until EDEERSA has

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been disposed of or a sale is probable. During the second quarter of 2002, EDEERSA defaulted on its debt, which is nonrecourse to Global and us.

As of January 1, 2002, goodwill related to our investment in EDEERSA was approximately $56 million and was included in our previously disclosed investment exposure. As part of the adoption of SFAS 142, we have determined that this goodwill was impaired and all of the goodwill has been written-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and is reflected in our Consolidated Statement of Operations for the six months ended June 30, 2002. See below, Goodwill Impairment Analysis, for a further discussion of our goodwill analysis.

Our share of the (Losses) Earnings for EDEERSA were included in our Consolidated Statement of Operations as indicated in the following table:

                                          Quarter Ended       Six Months Ended
                                            June 30,              June 30,
                                        ----------------      ----------------
                                        2002       2001*      2002       2001*
                                        ----       -----      ----       -----
Operating Revenues .................    $  5       $  2       $ 19       $  5
Operating Expenses .................       4         --         14         --
                                        ----       ----       ----       ----
Operating Income ...................       1          2          5          5
Other Losses - Foreign Currency
  Transaction Loss .................     (15)        --        (68)        --
                                                                         ----
Minority Interest and Other ........      --         --          4         --
                                        ----       ----       ----       ----
(Loss) Earnings before Taxes .......    $(14)      $  2       $(59)      $  5
                                        ====       ====       ====       ====

* Operating results for EDEERSA were recorded in accordance with the equity method of accounting for the quarter and six months ended June 30, 2001.

Stock Purchase Agreement

On August 24, 2001, Global entered into a Stock Purchase Agreement with AES to sell its minority interests in EDEN, EDES, EDELAP, CTSN and Parana, to certain subsidiaries of AES. On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred, by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global disagreed that a Political Risk Event as defined in the Stock Purchase Agreement, which is limited to expropriation of assets, had occurred and has so notified AES. Global's position is that the risk of a change to currency policy and the related events in Argentina were acknowledged by the parties and reflected in the purchase price. Global maintains that the "Political Risk Event" contemplated as a basis for termination was narrowly defined and limited to expropriation or similar circumstances. There has been no expropriation to date. In April 2002, Global filed a lawsuit in New York State Supreme Court for New York County against AES to enforce its rights under the Stock Purchase Agreement, which it is pursuing.

A motion is pending before the court seeking an expedited trial of Global's claim for specific performance. We cannot predict the ultimate outcome of this matter.

Since AES is disputing its obligation to close and we cannot predict the outcome of the litigation, we determined it was necessary to test these assets for impairment. As a result of this analysis, it was determined that these assets are fully impaired and we recorded a write-down in the amount of $412 million (pre-tax) and $268 million (after-tax) for the quarter and six months ended June 30, 2002 and loss contingencies and other items of $7 million (pre-tax) and $3 million (after-tax) for the quarter and six months ended June 30, 2002, respectively. In connection with the terms of the Stock Purchase Agreement, Global has accrued interest and other receivables of $17 million through February 6, 2002, which are direct obligations of AES and represent the total remaining exposure associated with these investments on our Consolidated Balance Sheets.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill Impairment Analysis

We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. As noted above, this impairment charge has been recorded as of January 1, 2002 as a component of the Cumulative Effect of a Change in Accounting Principle and is reflected in Consolidated Statement of Operations for the six months ended June 30, 2002. The $53 million of goodwill at Energy Technologies and the $27 million of goodwill at Tanir Bavi as of December 31, 2001 has been reclassified into Current Assets of Discontinued Operations on our Consolidated Balance Sheets. For further detail regarding the goodwill impairments at Energy Technologies and Tanir Bavi, see Note 3. Discontinued Operations.

As of June 30, 2002, the remaining carrying value of goodwill was $447 million, of which $441 million was recorded in connection with Global's acquisitions of Sociedad Austral de Electricidad S.A. (SAESA) and Empresa de Electricidad de los Andes S.A. (Electroandes) in Chile and Peru in August and December of 2001, respectively. For the year ended December 31, 2001, the amortization expense related to goodwill was $3 million.

As of June 30, 2002, our pro-rata share of the remaining goodwill included in equity method investees totaled $300 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on our balance sheet. Our share of the amortization expense related to such goodwill was $8 million for the year-ended December 31, 2001.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2002 and December 31, 2001, our goodwill and pro-rata share of goodwill in equity method investees was as follows:

                                                           As of
                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
Global                                              (Millions of Dollars)
   SAESA .................................        $315               $315
   EDEERSA(1) ............................          --                 63
   Electroandes (2) ......................         126                164
   ELCHO .................................           6                  6
                                                  -----------------------
         Total Consolidated Goodwill .....         447                548
Global
   RGE (3) ...............................          75                142
   Chilquinta (4) ........................         166                174
   Luz del Sur ...........................          34                 34
   Kalaeloa ..............................          25                 25
                                                  -----------------------
     Pro-Rata Share of Equity
       Investment Goodwill ...............         300                375
                                                  -----------------------
         Total Goodwill ..................        $747               $923
                                                  =======================

(1) The decrease at EDEERSA relates to an impairment of $56 million under SFAS 142 and to purchase price adjustments of $7 million made subsequent to December 31, 2001 that resulted in reduction in the carrying value of goodwill from $63 million to $56 million.

(2) The decrease at Electroandes relates to purchase price adjustments made subsequent to December 31, 2001 which resulted in higher value allocated to Property, Plant and Equipment.

(3) The decrease at RGE relates to an impairment of $50 million under SFAS 142 and $17 million for the devaluation of the Brazilian Real.

(4)   The decrease at Chilquinta relates to the devaluation of the Chilean Peso.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Income Taxes

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

A tax (benefit) expense has been recorded for the results of continuing operations. An analysis of that (benefit) expense is as follows:

                                                                              Quarter Ended                    Six Months Ended
                                                                                 June 30,                           June 30,
                                                                          ----------------------            ----------------------
                                                                          2002             2001             2002             2001
                                                                          --------------------------------------------------------
                                                                                          (Millions of Dollars)
Pre-Tax (Loss) Income ..........................................          $(491)           $  30            $(487)           $  99

Tax Computed at the Federal Statutory Rate @ 35% ...............           (172)              11             (170)              35

Increases (decreases) from Federal statutory
rate attributable to:
    State Income Taxes after Federal Benefit ...................             --                2                1                4
    Rate Differential of Foreign Operations ....................             (6)              (5)              (8)             (17)
    Other ......................................................              1               (3)              --               (4)
                                                                          --------------------------------------------------------
Total Income Tax (Benefit) Expense .............................          $(177)           $   5            $(177)           $  18
                                                                          --------------------------------------------------------

      Effective Income Tax Rate ................................          (36.0)%           15.0%           (36.4)%           17.8%

In connection with the write-down of our Argentine assets, certain goodwill impairments, and impairment charges associated with our decision to exit Tanir Bavi and the businesses of Energy Technologies, we recorded a deferred tax asset of $269 million. The deferred tax asset is reflected as a reduction of deferred tax liability on our Consolidated Balance Sheets. We reviewed the deferred tax asset for recoverability, and determined a valuation allowance was not required.

Note 6. Financial Instruments and Risk Management

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We use derivative financial instruments as risk management tools which are consistent with our business plans and prudent business practices and not for speculative purposes.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure through our use of derivatives.

Equity Securities

Resources has investments in equity securities and limited partnerships. Resources carries its partnership investments in certain capital and leveraged buyout funds investing in securities at fair value where market quotations and an established liquid market of underlying securities in the portfolio are available. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. For investments where there is not a liquid market, Resources relies on the investment fund manager to determine if the fund has experienced an other than temporary impairment for which a loss would need to be recorded. During the three month period ended June 30, 2002, Resources recognized such a loss of approximately $26 million pre-tax which is included in Net Losses on Investments. As of June 30, 2002, Resources had investments in leveraged buyout funds of approximately $90 million, of which $21 million was comprised of public securities with available market prices and $69 million were private investments. Comparably, as of December 31, 2001, Resources had investments in leveraged buyout funds of approximately $130 million, of which $35 million was comprised of public securities with available market prices and $95 million were private investments.

Foreign Currencies

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our objective for foreign currency risk management policy is to preserve the economic value of cash flows in currencies other than the US Dollar. Our policy is to hedge significant probable future cash flows identified as subject to significant foreign currency variability. In addition, we typically hedge a portion of our exposure resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved. Our foreign currency hedging activities to date include hedges of US Dollar debt arrangements in operating companies that conduct business in currencies other than the US Dollar and purchase of options to limit downside on earnings translation.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2002, Global and Resources had international assets of approximately $2.870 billion and $1.425 billion, respectively. For further analysis of our international assets, see Note 8. Financial Information by Business Segments.

Resources' international investments are primarily leveraged leases of assets located in Austria, Australia, Belgium, China, Germany, the Netherlands, New Zealand and the United Kingdom with associated revenues denominated in US Dollars and therefore, not subject to foreign currency risk.

Global's international investments are primarily in projects that presently, or are expected to, generate or distribute electricity in, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the US Dollar, there is a corresponding change in Global's investment value in terms of the US Dollar. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive (Loss) Income (OCI), as part of the cumulative translation adjustment, a separate component of Stockholder's Equity. As of June 30, 2002, net foreign currency devaluations have reduced the reported amount of our total Stockholder's Equity by $276 million, of which $184 million and $84 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively. For the net foreign currency devaluations for the quarter and six months ended June 30, 2002 and 2001, see Note 9. Comprehensive Income.

In May 2002, Energy Holdings purchased foreign currency call options in order to hedge its average 2002 earnings denominated in Brazilian Reais and in Peruvian Nuevo Sols for the remainder of 2002. As of June 30, 2002, there were six call options outstanding on the Brazilian Real, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $17 million as of June 30, 2002. The fair value of those options as of June 30, 2002 was $1 million. In addition, there were six call options outstanding on the Peruvian Nuevo Sol, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $48 million as of June 30, 2002. The fair value of those options as of June 30, 2002 was negligible. These options are not considered hedges for accounting purposes and, as a result, changes in their fair value are recorded directly to earnings.

The fair value of foreign currency derivatives, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as payments are made on the derivative instruments and generally offsets the change in the value of the hedged item. We estimate reclassifying $1 million of foreign exchange gains from foreign currency cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and six months ended June 30, 2002, losses of less than $1 million were transferred from OCI to our Consolidated Statements of Operations.

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2002, a hypothetical 10% change in market interest rates would result in a $4 million change in annual interest costs related to our short-term and floating rate debt.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We construct a hypothetical swap to mirror all the critical terms of the underlying debt and utilize regression analysis to assess the effectiveness of the actual swap at inception and on an ongoing basis. The assessment will be done periodically to ensure the swaps continue to be effective. PSEG determines the fair value of interest rate swaps through counterparty valuations, internal valuations and the Bloomberg swap valuation function. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented. There is minimal impact of counterparty credit risk the fair value of the hedges since our policies require that our counterparties have investment grade credit ratings.

We have entered into interest rate swaps to lock in fixed interest rates on certain of our construction loans to hedge forecasted future interest payments. We have elected to use the Hypothetical Derivative Method to measure ineffectiveness of the hedges as described under Derivative Implementation Group
(DIG) Issue No. G7.

Ineffectiveness may occur if the actual draw down of the debt and the notional amount of the swap during the construction phase are different. The amount of ineffectiveness, if any, is recorded in earnings at the end of the reporting period. The impact of ineffectiveness on net income should be minimal because the interest rate swaps and the underlying debt are indexed to the same benchmark interest rate. Therefore, interest rate fluctuations should be offset.

Global is constructing electric generation facilities in Oman, Poland and Tunisia. The operating companies of these facilities have entered into interest rate swaps to lock in fixed interest rates on up to $650 million of its construction loans. Such interest rate swaps hedge the value of the cash flows of future interest payments. The gross notional amounts, interest rates, fair values and impacts to Accumulated OCI as of June 30, 2002 are listed below. Global currently owns 81%, 55%, and 60% of the Oman, Polish, and Tunisian investments, respectively:

                                                      Oman                       Poland                           Tunisia
                                                    --------          ---------------------------         -----------------------
                                                      US $              US $         Polish Zloty           US $           Euro
                                                    Tranche           Tranche           Tranche           Tranche         Tranche
                                                    --------          -------        ------------         -------         -------
                                                                     (Millions of Dollars, where applicable)
Notional Amount ..........................           $  70             $ 127             $  57             $  57           $  72
Pay Rate .................................             6.3%              8.4%             13.2%              7.0%            5.2%
Receive Rate .............................           LIBOR             LIBOR             WIBOR*            LIBOR          EURIBOR**
Fair Value ...............................           $ (11)            $ (38)            $ (30)            $  (5)          $  (2)
Balance in Accumulated OCI ...............           $   6             $  13             $  10             $   2           $   1
Percent Ownership ........................              81%               55%               55%               60%             60%
Maturity .................................            2018              2010              2010              2009            2009

 *    WIBOR- Warsaw Inter-Bank Offered Rate

**    EURIBOR-Euro Area Inter-Bank Offered Rate

The ineffective portion of these interest rate swaps is recorded in our Consolidated Statements of Operations. During the quarter and six months ended June 30, 2002, Global recorded a loss and a gain of less than $1 million, respectively, after taxes and minority interest, due to the ineffectiveness of such interest rate swaps.

Global holds investments in various generation facilities in the United States that are accounted for under the equity method of accounting and, therefore, are not consolidated in Global's financial statements. Global holds a 50% indirect ownership in two investments located in Texas and a 50% direct ownership in one investment in Hawaii (collectively the investees), which hold US Dollar denominated debt with variable interest payments tied to LIBOR rates. In order to lock in fixed interest rates on such debt, the investees each entered into interest rate swaps to hedge the value of the cash flows of their future interest payments. As of June 30, 2002, the aggregate notional balance of these swaps was $312 million (Global's share was $156 million), the weighted average fixed interest rate paid was 6.9% and Global's share of the aggregate fair value of these swaps was a liability of $12 million. These swaps were designated as hedges for accounting purposes and, as a result, changes in the fair value of the hedge were recorded in OCI.

The fair value of interest rate swaps, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt. We estimate reclassifying $7 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and six months ended June 30, 2002, losses of $1 million and $3 million were reclassified from OCI to our Consolidated Statements of Operations.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Valuation of Senior Notes

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities, the fair value of our long-term debt was as follows:

                                                      June 30, 2002
                                              ------------------------------
                                              Carrying Amount     Fair Value
                                              ---------------     ----------
                                                    (Millions of Dollars)
Senior Notes -- Energy Holdings.........          $1,779            $1,670

As of July 22, 2002, the fair value of the Senior Notes of Energy Holdings had further declined in value to an estimated fair value of $1.247 billion. The fair value of the Senior Notes is based on information obtained from market sources.

Energy Technologies

In April 2002, Energy Technologies entered into two interest rate caps with an aggregate notional of approximately $5 million to hedge project related floating rate financings entered into in the second quarter of 2002. These caps were entered into to protect against benchmark interest rate fluctuations in accordance with its risk management policy guidelines. As of June 30, 2002, the fair value of the caps was immaterial.

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize our exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition, including credit ratings.

Note 7. Commitments and Contingencies

Argentine Economic Crisis

Global has certain contingent obligations that are likely to occur if certain projects in Argentina continue to default on their debt and performance obligations. The estimated amount to cover this exposure is $7 million and has been recorded as a component of general and administrative operating expenses. For EDELAP, Global has a standby equity agreement to contribute equity in support of unpaid interest and US tax liabilities to its borrower subsidiary. Global's obligation and reimbursement of payments made on its behalf could amount to $2 million related to this project loan. Global's Chilean distribution company, SAESA, has guaranteed performance obligations of its subsidiary which operates in Argentina in the amount of approximately $4 million. Finally, Global's contingency includes $1 million of likely costs related to defense of anticipated legal actions which may be taken against PSEG companies or directors and officers of its Argentine operations.

Under certain circumstances, Global could be obligated to settle its share (approximately $26 million) of a project loan for EDELAP should it or the majority owner of the project, take certain actions including forcing or permitting certain loan parties to declare bankruptcy. In addition, the guarantee can be triggered by transferring the shares of certain loan parties without lender consent. Breach of this transfer covenant can be cured by delivering certain pledge agreements relating to the ownership of loan parties to the lenders. Global could also be liable for any incremental direct damages arising from the breach of these covenants. Given the likely cure of any breach by the project sponsors, such a contingent obligation has a low probability of being triggered, and therefore no provision has been made in our Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SAESA has guaranteed its share of a $35 million debt obligation for a 50% owned affiliate in Argentina, Edersa. This obligation was recorded on our Consolidated Balance Sheets as it was considered in the valuation of SAESA at the date of purchase in August 2001. SAESA needs a waiver from lenders in existing financing agreements to invest the funds to repay the obligation. We believe such waivers are likely to be secured. In the event SAESA is not able to obtain the required waiver and could not raise the necessary funds, Global may be required to make a $35 million equity contribution to SAESA to repay the obligation. Since this obligation has been previously recorded, there will be no impact to our Consolidated Statement of Operations if the transaction is funded.

Default in non-recourse project finance does not cross-default to any other credit agreements of Energy Holdings. In cases where Energy Holdings or Global has guaranteed obligations, default under the project finance agreements may be accelerated if the project is in default. In June 2002 the Administrative Agent for the EDELAP project loan notified Global that the loan was in default and Global paid $2 million in Sponsor guarantees that were due. This amount is included in the $632 million of Argentine investment exposure that was impaired and recorded in the Consolidated Statement of Operations.

      Global

As of June 30, 2002, Energy Holdings had $50 million, or less than 1%, of our assets invested in the Turboven generation facilities, located in Venezuela. Recently, Venezuela has been subject to a loss of capital as the country's debt has been subject to a credit rating downgrade. In February 2002, the government of Venezuela abandoned its crawling currency peg and allowed the Venezuelan Bolivar to float freely with the US Dollar. The Bolivar devalued approximately 45% since year-end 2001 from 758 Bolivars to 1 US Dollar to 1,386 Bolivars to 1 US Dollar as of June 30, 2002. The Turboven power purchase contracts are indexed to the US Dollar as are the fuel supply costs. This implies that, with respect to power purchase contracts, a devaluation will not impact the level of US Dollar revenues realized. Our near term income statement exposure relates to our net monetary position in Bolivars. Since Turboven is a US Dollar functional entity, any receivables and payables that are not indexed to the US Dollar must be re-measured to the US Dollar. The impact of the re-measurement is recorded as a loss or gain to our Consolidated Statements of Operations. The recent devaluation of the Bolivar did not have a material adverse impact on our financial position, results of operations or net cash flows.

In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a ten year power purchase agreement (PPA) with the California Department of Water Resources (CDWR) to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaking Plants. Total project cost is estimated at approximately $335 million. The Hanford Peaking Plant, a 95 MW facility, was completed and began operation in August 2001. The Henrietta Peaking Plant, also a 95 MW facility, was completed and began operation in June 2002, and the Tracy Peaking Plant, a 160 MW facility, received the permits necessary to allow the start of construction on July 17, 2002 following significant delays in the permitting process. This late receipt of the Tracy Peaking Plant's permits does not allow sufficient time to complete construction before the commercial operations date deadline of October 31, 2002 under the PPA. On February 28, 2002, GWF Energy asserted a force majeure claim under the provisions of the PPA for an appropriate extension of the deadline.

On April 24, 2002, GWF Energy received notice from the CDWR rejecting GWF Energy's force majeure claim. GWF Energy is in substantive negotiations with the CDWR over this matter. We and Global are evaluating the appropriate course of action to protect GWF Energy's rights under the CDWR PPA. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, which is currently expected to occur in late 2002 or in 2003. In the event financing does not occur, our investment in this facility could increase to the full amount of the project costs, noted above. For a description of turbine loans and working capital loans from Global to GWF Energy pending completion of project financing, see Note 10. Related-Party Transactions.

On February 25, 2002, the Public Utilities Commission of the State of California
(CPUC) and the State of California Electricity Oversight Board filed complaints with FERC under Section 206 of the Federal Power Act against certain

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

sellers of electricity, which, pursuant to long-term FERC authorized contracts, provide power to the CDWR. GWF Energy is a named respondent in these proceedings. The complaints allege that, collectively, the specified long-term wholesale power contracts are priced at unjust and unreasonable levels and request FERC to abrogate the contracts to enable the State of California to obtain replacement contracts as necessary or in the alternative, to reform the contracts to provide for just and reasonable pricing, reduce the length of the contracts and strike from the contracts the specific non-price conditions found to be unjust and unreasonable. On April 25, 2002, FERC consolidated the matters and set the contracts of GWF Energy and certain other respondents, including the ten-year PPA, for hearing. FERC determined that the GWF contract, among others, was entitled to presumption of validity, requiring the CPUC to prove it was "against the public interest." FERC also strongly encouraged the parties to negotiate settlements and directed a settlement judge to be appointed to oversee such negotiations. GWF Energy has entered into, and continues to engage in, substantive negotiations with representatives of the State of California, under oversight of the FERC settlement judge, in an attempt to resolve differences between the parties. We cannot predict the outcome of this matter or its impact on our financial position, results of operations and net cash flows.

In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Poland and in June 2002 completed negotiations to increase its ownership interest to approximately 50%. The transaction includes the obligation to purchase additional shares in 2003 that will bring Global's aggregate interest in Skawina to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts. The sale is part of the Polish Government's energy privatization program. Global has expended $31 million during 2002 for its approximately 50% ownership interest and the total equity investment is expected to be approximately $44 million.

Global owns a 60% interest in Carthage Power Company (CPC), a 471 MW gas-fired combined-cycle electric generation facility located in Rades, Tunisia. CPC has entered into a 20-year power purchase contract for the sale of 100% of the output to Societe Tunisienne de l' Electricite et du Gaz (STEG). The contract called for the plant to be operational by November 24, 2001, however, due to delays in construction, this deadline was not met. STEG has declared that it is entitled to liquidated damages at the rate of $67 thousand a day since November 24, 2001 in accordance with the terms of the power purchase contract. CPC is contesting STEG's claim and the two parties are currently under negotiation to settle this dispute. The facility was built by Alstom Centrales Energetiques SA, (Alstom) an independent contractor, who was also obligated to complete construction by November 24, 2001. CPC believes it is entitled to reimbursement from Alstom for damages owed to STEG resulting from construction delays, however, no assurances can be given.

We, and/or Global have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $190 million as of June 30, 2002. The guarantees consist of a $61 million equity commitment for Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO) in Poland, $56 million of various guarantees for Dhofar Power Company in Oman, a $25 million guarantee related to bond payment obligations of Chilquinta Energia Finance Co. LLC in connection with electric distribution companies in Chile and Peru, and various other guarantees comprising the remaining $48 million. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt.

We and our equity method investees are involved in various legal actions arising in the normal course of business. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of these proceedings, although no assurances can be given.

      Energy Technologies

In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, we would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of June 30, 2002, Energy Technologies' tangible equity was $106 million. Energy Holdings is in

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the process of negotiating alternate support arrangements with bond issuers, including an indemnification agreement, which is likely to be executed in the near future. As of June 30, 2002, Energy Technologies had $206 million of such bonds outstanding, of which $71 million was at risk in ongoing construction projects. Energy Holdings expects to reduce this amount over time as part of its exit from this business. The performance bonds are not included in the $190 million of guaranteed obligations, discussed above. No assurances can be given that Energy Holdings will be successful in extinguishing these obligations.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Financial Information by Business Segments

Information related to the segments of Energy Holdings' business is detailed below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Energy                       Consolidated
                                                         Global          Resources      Technologies      Other (A)         Total
                                                         ------          ---------      ------------      ---------     ------------
                                                                                     (Millions of Dollars)
For the Quarter Ended
June 30, 2002:
Total Operating Revenues ......................         $   134          $    26          $    --          $    --          $   160
Loss from Discontinued Operations
  (including loss on disposal) ................         $   (12)         $    --          $   (25)         $    --          $   (37)
Segment (Loss) Earnings Available
  to PSEG .....................................         $  (321)         $    (5)         $   (26)         $    --          $  (352)

------------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
June 30, 2001:
Total Operating Revenues ......................         $    37          $    51          $    --          $    --          $    88
Loss from Discontinued Operations
  (including loss on disposal) ................         $     1          $    --          $    (9)         $    --          $    (8)
Segment Earnings (Loss) Available
  to PSEG .....................................         $     4          $    14          $    (9)         $     3          $    12

------------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2002:
Total Operating Revenues ......................         $   241          $    78          $    --          $     1          $   320
Loss from Discontinued Operations
  (including loss on disposal) ................         $    (9)         $    --          $   (28)         $    --          $   (37)
Cumulative Effect of a Change in
  Accounting Principle ........................         $   (88)         $    --          $   (32)         $    --          $  (120)
Segment (Loss) Earnings Available
  to PSEG .....................................         $  (419)         $     9          $   (61)         $    (2)         $  (473)

------------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2001:
Total Operating Revenues ......................         $   126          $    84          $    --          $    --          $   210
Loss from Discontinued Operations
  (including loss on disposal) ................         $    --          $    --          $   (11)         $    --          $   (11)
Extraordinary Loss on
  Early Retirement of Debt ....................         $    (2)         $    --          $    --          $    --          $    (2)
Cumulative Effect of a Change in
  Accounting Principle ........................         $     9          $    --          $    --          $    --          $     9
Segment Earnings (Loss) Available
  to PSEG .....................................         $    59          $    17          $   (12)         $     2          $    66

------------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2002:
Total Assets ..................................         $ 3,567          $ 3,144          $   227          $     5          $ 6,943

------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2001:
Total Assets ..................................         $ 4,074          $ 3,026          $   290          $    49          $ 7,439

------------------------------------------------------------------------------------------------------------------------------------

(A) Other activities include amounts applicable to Energy Holdings (parent corporation), Enterprise Group Development Corporation, PSEG Capital Corporation and intercompany eliminations.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Geographic information for Energy Holdings is disclosed below:

                                                                Revenues (1)                               Identifiable Assets (2)
                                         ---------------------------------------------------------       --------------------------
                                              Quarter Ended                  Six Months Ended
                                                 June 30,                          June 30,
                                         -----------------------           -----------------------        June 30,      December 31,
                                          2002             2001             2002             2001           2002            2001
                                         ------           ------           ------           ------        --------      -----------
                                                                           (Millions of Dollars)
United States ................           $   48           $   40           $   82           $  111         $2,648          $2,675
Foreign Countries ............              112               48              238               99          4,295           4,764
                                         ------           ------           ------           ------         ------          ------
     Total ...................           $  160           $   88           $  320           $  210         $6,943          $7,439
                                         ------           ------           ------           ------         ------          ------

Assets in foreign countries include:
   Chile .....................................................................................             $  996          $  880
   Netherlands ...............................................................................                954             911
   Argentina .................................................................................                 --             737
   Peru ......................................................................................                445             520
   Tunisia ...................................................................................                277             245
   India(3) ..................................................................................                271             288
   Poland ....................................................................................                252             166
   Brazil ....................................................................................                228             282
   Other .....................................................................................                872             735
                                                                                                           ------          ------
      Total ..................................................................................             $4,295          $4,764
                                                                                                           ======          ======

(1) Revenues are attributed to countries based on the locations of the investments.

(2) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of pre-tax foreign currency translation adjustment of $306 million and $283 million as of June 30, 2002, and December 31, 2001, respectively.

(3) $230 million and $253 million relates to our Tanir Bavi operations, as of June 30, 2002 and December 31, 2001, respectively. For description of the discontinued operations of Tanir Bavi, see Note 3. Discontinued Operations.

The table below reflects our investment exposure in Latin American countries, through Global:

                                                                                                             Investment Exposure
                                                                                                          -------------------------
                                                                                                          June 30,      December 31,
                                                                                                            2002            2001
                                                                                                          --------      -----------
                                                                                                             (Millions of Dollars)
   Argentina .................................................................................               $ --            $632
   Brazil ....................................................................................                430             467
   Chile .....................................................................................                536             542
   Peru ......................................................................................                431             387
   Venezuela .................................................................................                 51              53

The investment exposure consists of invested equity plus equity commitment guarantees.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Comprehensive (Loss) Income

                                                                             Quarter Ended                     Six Months Ended
                                                                                June 30,                            June 30,
                                                                        -----------------------             -----------------------
                                                                         2002              2001              2002              2001
                                                                        -----             -----             -----             -----
                                                                                          (Millions of Dollars)
Net (Loss) Income ..........................................            $(347)            $  17             $(462)            $  77
Foreign currency translation adjustments (A) ...............              (19)              (36)              (86)              (38)
  Reclassification adjustment for losses
    included in net income .................................               63                --                69                --
Cumulative effect of a change in accounting
   principle (net of tax of $14 and minority
   interest of $12) ........................................               --                --                --               (15)
Current period declines in fair value of
  derivative instruments-net (B) ...........................              (12)               --               (25)               (1)
  Reclassification adjustment for losses
    included in net income .................................                2                --                 4                --
                                                                        -----             -----             -----             -----
Comprehensive (Loss) Income ................................            $(313)            $ (19)            $(500)            $  23
                                                                        =====             =====             =====             =====

(A) Net of tax of $29 million and $4 million for the quarters ended June 30, 2002 and 2001, respectively, and $39 million and $4 million for the six months ended June 30, 2002 and 2001, respectively.

(B) Net of tax and minority interest of $20 million and $26 million for the quarter and six months ended June 30, 2002, respectively.

Note 10. Related-Party Transactions

Administrative Costs

PSEG Services Corporation (Services) provides and bills administrative services to us on a monthly basis. Our costs related to such services amounted to $10 million for the six months ended June 30, 2002.

Additional Paid-in Capital

For the six months ended June 30, 2002, PSEG invested $200 million of additional equity in us, the proceeds of which were used to repay short-term debt and fund additional investments at Global.

Loans to TIE

In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. As of June 30, 2002 and December 31, 2001, Global's investments in the TIE partnership include $75 million and $165 million, respectively, of loans that earn interest at an annual rate of 12% that are expected to be repaid over the next 10 years.

Loans to GWF Energy

In May 2001, GWF Energy, a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year PPA with the DWR to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants that GWF Energy expects to build and operate in California. Total project cost is estimated at approximately $335 million. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, which is currently expected to occur in late 2002 or early 2003. Pending completion of project financing, Global has provided GWF Energy approximately $98 million of

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

secured loans to finance the purchase of turbines. The turbine loans bear interest at rates ranging from 12% to 15% per annum and are payable in installments beginning May 31, 2002, with final maturity no later than December 31, 2002. Global has also provided GWF Energy $52 million of working capital loans as of June 30, 2002, to fund construction costs pending completion of project financing. Such loans earn interest at 20% per annum and are convertible into equity at Global's option. For a discussion of the commercial dates of operation and issues of the permitting process with respect to these three plants, see Note 7. Commitments and Contingencies.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 affecting our consolidated financial condition and the results of operations of us and those of our subsidiaries. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries.

Overview of the Quarter and Six Months Ended June 30, 2002

Losses to Public Service Enterprise Group Incorporated (PSEG) for the quarter and six months ended June 30, 2002 were $352 million and $473 million, respectively. These results include after-tax charges of $380 million and $531 million for the quarter and six months ended June 30, 2002, respectively, related to the asset impairment of investments in Argentina and losses from operations of those impaired assets, discontinued operations of Energy Technologies and a generating facility in India and goodwill impairment charges. For the six months ended June 30, 2002, as a result of adopting SFAS 142 on January 1, 2002, an after-tax impairment loss of $120 million was recognized. This was recorded as the Cumulative Effect of a Change in Accounting Principle as of the date of adoption. The after-tax charges discussed above are summarized in the following table:

                                                             Quarter Ended    Six Months Ended
                                                             June 30, 2002     June 30, 2002
                                                             -------------    ----------------
                                                             (Millions of      (Millions of
                                                                Dollars)          Dollars)
                                                             -------------    ----------------
Global
Argentina - EDEERSA and Assets Held for Sale to AES
               Write-down of Investment ...........               $343               $374
               Goodwill impairment ................                 --                 36
                                                                  ----               ----
      Total Argentina .............................                343                410
                                                                  ----               ----
India - Tanir Bavi
               Discontinued Operations ............                 12                  9
               Goodwill impairment ................                 --                 18
                                                                  ----               ----
      Total Tanir Bavi ............................                 12                 27
                                                                  ----               ----
Brazil - RGE
               Goodwill impairment ................                 --                 34
                                                                  ----               ----
SubTotal for Global ...............................                355                471
                                                                  ----               ----
Energy Technologies
               Discontinued Operations ............                 25                 28
               Goodwill impairment ................                 --                 32
                                                                  ----               ----
SubTotal Energy Technologies ......................                 25                 60
                                                                  ----               ----
      Total .......................................               $380               $531
                                                                  ====               ====

For the quarter and six months ended June 30, 2002, excluding these charges, Earnings Available to PSEG were $28 million and $58 million, respectively. Comparable earnings for the quarter and six months ended June 30, 2001 were $20 million and $70 million, respectively. The increase in earnings for the quarter ended June 30, 2002, excluding these charges, as compared to the same period in 2001 resulted primarily from a gain on withdrawal from Global's interest in Eagle Point Cogeneration Partnership. This gain was partially offset by unexpected losses in Resources' leveraged buyout portfolio. The decrease in earnings for the six months ended June 30, 2002, excluding these charges, as compared to the same period in 2001 resulted primarily from unexpected losses in Resources' leveraged buyout portfolio.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

See Results of Operations for further analysis.

Future Outlook

We are a part of Public Service Enterprise Group Incorporated (PSEG's) growth strategy. In order to achieve this strategy, PSEG Global Inc. (Global) will selectively focus on generation and distribution investments within targeted high-growth regions. PSEG Resources Inc. (Resources) will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. Resources' assets generate cash flow and earnings in the near term, while investments at Global generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global.

While Global realized substantial growth in 2001, significant challenges developed during the fourth quarter of 2001, and have continued into 2002. These challenges include the Argentine economic, political and social crisis, the soft power market in Texas and California (see Business Environment), recent developments in India (see Note 3. Discontinued Operations of the Notes to
Consolidated Financial Statements) and the worldwide economic downturn. As a result, Global has refocused its strategy from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets.

In August 2001, Global entered into a stock purchase agreement to sell its minority interests in certain Argentine assets to its partner, the AES
Corporation (AES). As a result of the continuing difficulties in Argentina, Global has initiated a plan to exit all of its operations located in Argentina and has recorded a combined $632 million (pre-tax) charge to earnings for the six months ended June 30, 2002 for the operating losses, asset impairments, goodwill impairment and certain loss contingencies related to the Argentine investments. We completed our analysis as part of the implementation of SFAS 142, and in addition to the $56 million (pre-tax) of goodwill impairment recorded in connection with our investment in Empresa Distribuidora de Electricidad de Entre Rios S.A (EDEERSA), we recorded an additional goodwill impairment of $130 million (pre-tax) associated with Rio Grande Energia S.A.
(RGE),  Energy  Technologies  and Tanir Bavi Power Company  Private Ltd.  (Tanir
Bavi). For further  discussion of the Argentine  economic crisis and the related losses, goodwill impairments, discontinued operations and certain other contingencies, see Note 3. Discontinued Operations, Note 4. Asset Impairments and Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In early 2002, we began to evaluate the future prospects of PSEG Energy Technologies' (Energy Technologies) business model and its fit in our portfolio given the slower pace of retail energy deregulation in the markets in which we are active, as well as, the substandard performance of Energy Technologies since its inception. In June 2002, we adopted a plan to sell our interests in the businesses in which Energy Technologies had acquired or developed. For further discussion of the discontinued operations of Energy Technologies, see Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements.

In 2002, we are expecting to earn $145 million to $155 million, excluding the previously discussed charges. For 2003, we expect increases in earnings as Global, with its major risks in Argentina and India behind it, significant cost-cutting measures in place and limited spending planned over the next 18 to 24 months, expects improvements in earnings through its focus on increasing the return on its existing assets; and Resources, with recent and planned investments and less exposure to its investment in the KKR leveraged buyout funds, expects to continue to be a steady contributor to earnings and cash flows.

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Factors Affecting Future Outlook

Our success will be dependent, in part, on our ability to mitigate risks presented by our international strategy. The economic and political conditions in certain countries where Global has investments present risks that may be different than those found in the United States including: renegotiation or nullification of existing contracts, changes in law or tax policy, interruption of business, risks of nationalization, expropriation, war, and other factors. Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries in which Global has interests, economic and monetary conditions and other factors could affect Global's ability to convert its cash distributions to US Dollars or other freely convertible currencies, or to move funds offshore from such countries. Furthermore, the central bank of any such country may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors. Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, US Dollars or a currency freely convertible into US Dollars, its ability to do so in all cases may be limited.

The international risks discussed above can potentially be magnified due to the volatility of foreign currencies. The foreign exchange rates of the Brazilian Real, Chilean Peso and Peruvian Nuevo Sol have recently weakened due to various political and economic factors. This could result in comparatively lower contributions from our distribution investments in US Dollar terms. While we still expect Latin America to contribute significantly to our earnings in the future, the political and economic risks associated with this region could have a material adverse impact on our remaining investments in the region.

Certain of Global's projects are also subject to the risk of changing future energy prices, including its investment in two 1,000 MW facilities in Texas which have performed below expectations due to lower energy prices than we had anticipated, primarily resulting from the over-supply of energy in the Texas power market. Global expects this trend to continue until the 2004-2005 time frame when market prices are expected to increase, as older less efficient plants in the Texas power market are expected to be retired and the demand for electricity is expected to increase and has included these assumptions within its business plans. However, no assurances can be given as to the accuracy of these estimates and changes in these estimates could have a material impact on its forecasted results of operations, financial position, or net cash flows.

Resources faces risks with regard to the creditworthiness of its counterparties, as well as the risk of a change in the current tax treatment of its investments in leveraged leases. The manifestation of either of these risks could cause a materially adverse effect on its strategy and its forecasted results of operations, financial position, or net cash flows.

In addition, we have exposure to the equity and debt markets through our substantial use of short-term financing, the effect of lower assumed rate of returns and lower fund balances on our pension and other postretirement benefit plan (OPEB) expenses, the potential impact to Resources' investment in the KKR leveraged buyout funds, and other equity and debt investments held by us. Also, increases in the cost of capital, which could result from market and lender concerns regarding us, our industry, Unites States and international economic conditions and other factors, could make it more difficult for us to enter into profitable investments. We are also subject to credit risk.

See Business Environment and Credit Risk for further discussion.

Results of Operations

Energy Holdings -- Revenues

Revenues increased $72 million or 82% and $110 million or 52% for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001.

Revenues for the quarter ended June 30, 2002 were favorably impacted by increased revenues of $97 million at Global of which $54 million was related to the acquisitions in the second half of 2001 of Sociedad Austral de Electricidad S.A., (SAESA), a Chilean distribution company and Empresa de Electricidad de los Andes S.A. (Electroandes), a Peruvian generation company. An additional increase in revenues of $39 million was realized from the gain on withdrawal from Eagle Point Cogeneration Partnership (Eagle Point). In the first quarter of 2001, Global withdrew from its interest in Eagle Point in exchange for a series of payments through 2005, expected to total up to

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

$290 million. Such payments will be made in each year until 2005, providing certain operating contingencies are met. Partially offsetting the increased revenues at Global was a decrease of $26 million of revenues at Resources. The reduction in revenues at Resources was primarily related to a net change of $32 million in the carrying value of publicly traded and private securities held within the KKR leveraged buyout funds. Partially offsetting the decrease in revenues at Resources was an increase of $6 million in higher leveraged lease income from continued investment in such financing transactions.

Revenues for the six months ended June 30, 2002 were favorably impacted by increased revenues of $116 million at Global of which $101 million was related to the acquisitions of SAESA and Electroandes. Revenues further increased by $13 million due to improved earnings from RGE as new regulatory changes allow RGE to recover from customers prior tariff charges previously expensed. Partially offsetting the increased revenues at Global was a decrease of $6 million in revenues at Resources. The reduction in revenues at Resources was primarily related to a net change of $23 million in the carrying value of publicly traded and private securities held within the KKR leveraged buyout funds. Partially offsetting the decrease in revenues at Resources was an increase of $17 million in higher leveraged lease income from continued investment in such financing transactions.

Energy Holdings -- Operating Expenses

Operating expenses increased $552 million and $593 million for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001. The operating expenses for the quarter and six months ended June 30, 2002 include a $515 million charge associated with the write-down of all Argentine investments and certain loss contingencies. Our investments in the Argentine operations were deemed to be fully impaired and we recorded a $506 million write-down of project investments. In connection with our plans to exit these businesses in Argentina, we recorded loss contingencies of $7 million associated with certain potential interest payment defaults at the project level and an additional $2 million of legal fees for the quarter and six months ended June 30, 2002. The loss contingencies and legal fees were recorded as a component of administrative and general expenses.

Operating expenses, less expenses associated with the $515 million impairment of our Argentine investments, increased $37 million or 176% and $78 million or 195% for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001. The increases for the quarter and six months ended June 30, 2002 were primarily due to operating expenses incurred at SAESA and Electroandes, which were not included in the 2001 results for the comparable periods.

Energy Holdings -- Interest Expense - Net and Preferred Stock Dividend Requirements

Interest Expense - Net and Preferred Stock Dividend Requirements increased $17 million, or 41% and $35 million or 42% for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001. The increase was primarily due to interest expense associated with the $550 million 8.5% Senior Notes issued in June 2001 and the $400 million of 8.625% Senior Notes issued in February 2001. The proceeds from the sale of Senior Notes were used for general corporate purposes, including the funding of the aforementioned acquisitions. In addition, interest expense increased from non-recourse financings at Tanir Bavi, SAESA, EDEERSA and Electroandes. Partially offsetting these increases was reduced interest expense associated with the repayments of $35 million PSEG Capital Corporation (PSEG Capital) 6.73% Medium-Term Notes in June 2001, $135 million 6.74% Medium-Term Notes in October 2001 and $98 million variable rate Medium-Term Notes in June 2002.

At June 30, 2002 and December 31, 2001, we had total debt outstanding of $3.415 billion and $3.396 billion, respectively, of which $933 million and $934 million, respectively, is non-recourse to us. At June 30, 2002, and December 31, 2001, we had non-recourse debt related to our discontinued operations of $157 million and $137 million, respectively and is excluded from total debt outstanding. Such amounts are classified as a component of Current Liabilities of Discontinued Operations and no longer classified as debt outstanding on our Consolidated Balance Sheets.

Energy Holdings -- (Losses) Earnings Before Interest and Taxes (EBIT)
Contribution

EBIT includes operating income, other income and minority interest. The results of operations for each of Energy Holdings' business segments are explained below with reference to the EBIT contribution. Energy Holdings borrows on the basis of a combined credit profile to finance the activities of its

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

subsidiaries. As such, the capital structure of each of the businesses is managed by Energy Holdings. Debt at each subsidiary is evidenced by demand notes with Energy Holdings and PSEG Capital.

Information concerning EBIT is presented here as a measure of financial results, including a measure of our ability to service debt. In addition, EBIT may not be comparable to similarly titled measures by other companies. EBIT should not be construed as an alternative to operating income or cash flow from operating activities, each as determined according to generally accepted accounting principles. Although we are not required to meet minimum EBIT to interest charges tests as part of our debt covenants, we use these measures in our financial and business planning process to provide reasonable assurance that our forecasts will provide adequate interest coverage to maintain or improve our target credit ratings.

                                                                     (Losses) Earnings Before Interest and Taxes Contribution
                                                               --------------------------------------------------------------------
                                                                      Quarter Ended                           Six Months Ended
                                                                        June 30,                                   June 30,
                                                               --------------------------                --------------------------
                                                                2002                 2001                 2002                 2001
                                                               -----                -----                -----                -----
                                                                                         (Millions of Dollars)
EBIT:
     Global ....................................               $(452)               $  22                $(440)               $  99
     Resources .................................                  21                   48                   70                   77
     Energy Technologies .......................                  (1)                  (1)                  (1)                  (2)
     Other .....................................                  (2)                  (3)                  (4)                  (4)
                                                               -----                -----                -----                -----
Total EBIT .....................................               $(434)               $  66                $(375)               $ 170
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

In the fourth quarter of 2000, Global increased its interest in Carthage Power Company, an electric generation facility under construction in Rades, Tunisia from 35% to 60% and completed project financing for a 55% economic interest in Elektrocieplownia Chorzow Sp. Z0.0. (ELCHO), a power plant in Poland with the expectation of an increase to a 90% economic interest by 2003.

In the first quarter of 2001, Global increased its interest in Tanir Bavi, an electric generation facility in India from 49% to 74%. (For a discussion of our plan to exit Tanir Bavi, see Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements.) In the second quarter of 2001, Global increased its interest in EDEERSA, an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest and an additional 6% interest in the fourth quarter of 2001 in SAESA, a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. In the fourth quarter of 2001, Global acquired Electroandes, a hydroelectric generation and transmission company in Peru. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control and for which control is other than temporary.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Summary Results - Global

                                                                              Quarter Ended                     Six Months Ended
                                                                                 June 30,                            June 30,
                                                                         -----------------------             -----------------------
                                                                          2002              2001              2002              2001
                                                                         -----             -----             -----             -----
                                                                                           (Millions of Dollars)
EBIT:
Revenues ....................................................            $ 134             $  37             $ 241             $ 125
Expenses ....................................................              565                14               619                27
                                                                         -----             -----             -----             -----
Operating Income ............................................             (431)               23              (378)               98
Other (Loss) Income and Minority Interests ..................              (21)               (1)              (62)                1
                                                                         -----             -----             -----             -----
EBIT ........................................................            $(452)            $  22             $(440)            $  99
                                                                         =====             =====             =====             =====

Global's EBIT contribution decreased $474 million and $539 million for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001. The Global EBIT contribution decrease for the quarter and six months ended June 30, 2002 was due primarily to the $515 million of operating expenses associated with the write-down and certain loss contingencies associated with our Argentine investments. Our investments in the Argentine operations were deemed to be fully impaired and we recorded a $506 million write-down of project investments. In connection with our plans to exit these businesses, we recorded loss contingencies of $7 million associated with certain potential interest payment defaults at the project level and an additional $2 million of legal fees for the quarter and six months ended June 30, 2002. The loss contingencies and legal fees were recorded as a component of administrative and general expenses.

The Global EBIT contribution, less the $515 million of operating expenses associated with the asset impairments and loss contingencies in Argentina, increased $41 million or 186% and decreased $24 million or 24% for the quarter and six months ended June 30, 2002, respectively, as compared to the same periods in 2001.

The Global EBIT contribution, adjusted for certain Argentine impacts, increased $41 million for the quarter ended June 30, 2002 primarily related to the $39 million gain on withdrawal from Eagle Point. Earnings from SAESA and
Electroandes were largely offset by losses from marking the US Dollar denominated debt at EDEERSA to a devaluing Argentine Peso and the decreased earnings from our investments in the Texas and California generation facilities.

The Global EBIT contribution, adjusted for certain Argentine impacts, for the six months ended June 30, 2002 decreased $24 million primarily due to losses from marking the US Dollar denominated debt at EDEERSA to a devaluing Argentine Peso and reduced earnings from our investments in the Texas and California generation facilities. This decrease was partially offset by earnings from SAESA and Electroandes and increased earnings from RGE.

Global investments include partnership  interests in seven qualifying facilities
(QFs) in California that sell power under long-term energy and capacity contracts to Pacific Gas & Electric Company (PG&E). These facilities realized decreased operating earnings for the quarter and six months ended June 30, 2002 as compared to the same periods in 2001 due to lower energy prices in 2002. In 2001, certain of these generation facilities had benefited from the historically high wholesale power prices in the California power market, as the contract terms allowed for certain variable energy pricing. The energy output of these facilities is currently under a fixed energy contract amendment for a period of five years ending in July, 2006 to PG&E and earnings are likely to be less volatile in future periods.

In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a ten-year Power Purchase Agreement (PPA) with the California Department of Water Resources (CDWR) to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaking Plants. The Hanford Peaking Plant, a 90 MW facility, was completed and began operation in August 2001. In early 2002, the Hanford Peaking Plant was taken off-line for a scheduled environmental upgrade for a period of three months. During the quarter and six months ended June 30, 2002, the facility realized operating losses as no revenues were earned during the outage. In May 2002, the plant completed the environmental upgrade and it is anticipated to become profitable in the second half of 2002.

For a discussion of the Texas Power Market, see Business Environment.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

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

Summary Results - Resources

                                       Quarter Ended         Six Months Ended
                                          June 30,               June 30,
                                    ------------------      -----------------
                                    2002          2001      2002         2001
                                    ----          ----      ----         ----
                                               (Millions of Dollars)
Revenues ......................      $26           $51       $78          $84
Expenses ......................        5             3         8            7
                                     ---           ---       ---          ---
Operating Income and EBIT .....      $21           $48       $70          $77
                                     ===           ===       ===          ===

Resources' EBIT contribution decreased $27 million or 56% and $7 million or 9% for the quarter and six months ended June 30, 2002, respectively, from the comparable periods in 2001.

The Resources' EBIT contribution decrease for the quarter ended June 30, 2002 was primarily due to $34 million of lower Net Investment Gains (Losses) of which $6 million resulted from a net decrease in the carrying value of publicly traded and $26 million from private securities within its leveraged buyout funds. Partially offsetting this decrease was an increase in revenues of $7 million from higher leveraged lease income from continued investment by Resources in such financing transactions.

The Resources' EBIT contribution decrease for the six months ended June 30, 2002 was primarily due to lower Net Investment Gains (Losses) of $23 million, of which $26 million resulted from a net decrease in the carrying value of private equity securities within certain leveraged buyout funds. This decrease was partially offset by an increase of $17 million from higher leveraged lease income from continued investment by Resources in such financing transactions.

      Energy Technologies

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) operating companies and an asset management group which include various Demand Side Management (DSM) investments. DSM investments in long-term contracts represent expenditures made by the Company to share DSM customers' costs associated with the installation of energy efficient equipment.

During the second quarter of 2002, we completed our impairment testing of all recorded goodwill as required by SFAS 142 including the goodwill associated with the 11 HVAC operating companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill recorded in connection with the acquisitions of these HVAC companies was impaired and resulted in a $32 million (after-tax) charge to our Consolidated Statements of Operations. The $32 million (after-tax) goodwill impairment was recorded as a component of the Cumulative Effect of a Change in Accounting Principle.

In June 2002, we formally executed a plan to sell our interests in the HVAC operating companies. We have retained the services of an investment-banking firm to market the HVAC operating companies to interested parties and they have completed an analysis of the fair market value of the operating companies. The sale of the HVAC operating companies is expected to be completed by December 31, 2002. Additionally, we have initiated a two-phase process for the sale of our Asset Management Group, which includes the DSM investments. The first phase is to finance the DSM assets through non-recourse financing and then sell off the remaining equity. The HVAC operating companies and the DSM investments meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

We have further reduced the carrying value of these related investments to their estimated net realizable value, and incurred a loss on disposal for the quarter and six months ended June 30, 2002 of $20 million (after-tax). The operating results of these discontinued operations for the quarter and six months ended June 30, 2002, yielded an additional loss of $5 million (after-tax) and $8 million (after-tax), respectively.

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

Depending on the particular company, external financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loan facilities, commercial paper and/or project financings. Some of these transactions involve special purpose entities (SPEs), formed in accordance with applicable tax, accounting and legal requirements in order to achieve specified beneficial financial advantages, such as favorable tax, legal liability or accounting treatment. All special purpose entities are consolidated in our Consolidated Financial Statements, except for certain subsidiaries that are less than majority owned by us and therefore are not permitted to be consolidated in our financial statements under generally accepted accounting principles.

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

Financing for Global's projects and investments is generally provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are typically secured by project and special purpose subsidiary assets and/or cash flows. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by Global, and/or us. Further, the consequences of permitting a project-level default include loss of any invested equity by the parent.

Over the next several years, we and our subsidiaries will be required to refinance maturing debt, and expect to incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Changes, and Ratings Triggers

Our debt indenture and credit agreements and the credit agreements of our subsidiaries and PSEG contain cross-default provisions under which a default by us or by specified subsidiaries or by PSEG involving specified levels of indebtedness in other agreements would result in a default and the potential acceleration of payment under such indentures and credit agreements. For example, a default with respect to specified indebtedness of us or Global of $5 million or more, including our or Global's equity contribution obligations in subsidiaries' non-recourse transactions, as set forth in various credit agreements, would cause a cross-default in one of our or our subsidiaries' credit agreements and potential acceleration thereunder. A default with respect to specified indebtedness in an aggregate amount of $50 million for each of PSEG, PSEG Power, and Public Service Electric and Gas Company, and $5 million for us, including relevant equity contribution obligations in subsidiaries' non-recourse transactions would cause a cross-default in PSEG's credit agreements and potential acceleration thereunder.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

If such a default were to occur, lenders, or the debt holders under our indenture or any of our or our subsidiaries' credit agreements, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated as a result of a cross-default. A declaration of cross-default could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions could have a similar impact. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. This would have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

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

Some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. As part of our financial planning forecast, we perform stress tests on our financial covenants. These tests include a consideration of the impacts of potential asset impairments, foreign currency fluctuations, and other items. Our current analyses and projections indicate that we will still be able to meet our financial covenants.

Our debt indenture and credit agreements and those of our subsidiaries do not contain any material "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. We and Global may have to provide collateral for certain of our and their equity commitments if our ratings should fall below investment grade. This would increase our costs of doing business.

PSEG Capital has a $650 million Medium-Term Note (MTN) program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. At June 30, 2002 and December 31, 2001, total debt outstanding under the MTN program was $382 million and $480 million, respectively, maturing in 2002 and 2003. We expect to repay this debt and eliminate this borrowing program by the second quarter of 2003.

Credit Ratings

All of our publicly traded debt has received investment grade ratings from each of the three major credit rating agencies. Debt at PSEG Capital Corp. has received investment grade ratings from two major credit rating agencies. The changes in the energy industry and the bankruptcy of Enron Corp. are attracting increased attention from the rating agencies, which regularly assess business and financial matters. Given the changes in the industry, attention to and scrutiny of our performance, capital structure and competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of our securities. We will continue to evaluate our capital structure, financing requirements, competitive strategies and future capital expenditures to maintain our current credit ratings.

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                            Moody's (1)    Standard & Poor's(2)    Fitch(1)
                            -----------    --------------------    --------
Energy Holdings
---------------
Senior Notes                   Baa3               BBB-               BBB-

PSEG Capital
------------
Medium Term Notes              Baa2               BBB-            Not Rated

(1) Recently affirmed in the second quarter of 2002 and noted an outlook of Stable.

(2) Standard and Poor's has established an overall corporate credit rating of BBB for us.

Short-Term Liquidity

We have the following credit facilities for various funding purposes and to provide us liquidity. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. The following table summarizes our various facilities as of June 30, 2002.

                                        Expiration    Total      Primary     Amount
Energy Holdings                            Date      Facility    Purpose   Outstanding
                                        ----------   --------    -------   -----------
                                                    (Millions of Dollars)
364-day Revolving Credit Facility        May 2003      $200      Funding      $ --
Five-year Revolving Credit Facility      May 2004       495      Funding       245
Uncommitted Bilateral Agreement             N/A           *      Funding        76
                                                       ----                   ----
       Total                                           $695                   $321
                                                       ====                   ====

*     Availability varies based on current market conditions

The five-year facility also permits up to $250 million of letters of credit to be issued of which $12 million were outstanding as of June 30, 2002.

Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, depreciation and amortization, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity plus non-cash, non-recurring charges. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of June 30, 2002, the latest 12 months CFADS coverage ratio was 4.8 and the ratio of recourse indebtedness to recourse capitalization was 0.50 to 1.00.

Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. In addition, our ability to continue to grow our business will depend to a significant degree on PSEG's ability to access capital and our ability to obtain additional financing beyond current levels.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Capital Requirements

We plan to continue the growth of Resources. Global has refocused its strategy, from accelerated growth to emphasis on increasing the efficiency and returns on its existing assets. We are in the process of exiting the businesses of Energy Technologies and expect to have liquidated all such assets by the end of 2002. For the six months ended June 30, 2002, our subsidiaries made net investments totaling approximately $359 million. These investments include an approximately 50% interest of a coal-fired generation facility, currently under construction in Poland, and additional investments in existing generation and distribution facilities and projects by Global and an investment in a capital lease by Resources. Also included was an $88 million loan repayment from TIE. For a discussion of the loans to TIE, see Note 10. Related-Party Transactions of the Notes to Consolidated Financial Statements.

In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Poland and in June 2002 completed negotiations to increase its ownership interest to approximately 50%. Global has expended $31 million during 2002 for its approximately 50% ownership interest and the total equity investment is expected to be approximately $44 million. The new facility is expected to be operational in 2003. Global plans to increase its ownership interest to 75% over the next few years.

As of June 30, 2002, Energy Holdings had $362 million available for borrowing under its $695 million of bank lines. Additional amounts of up to $100 million from an uncommitted bilateral agreement may be available dependent upon current market conditions. PSEG has announced its intention to contribute in the second half of 2002 an additional $200 million of equity into Energy Holdings as a result of this quarter's asset impairments. Energy Holdings is in the process of reviewing its cost structure and capital investment plans in light of the increasingly risky environment for international investment. Current plans anticipate a build out of Global commitments amounting to a net new investment of $150 million over the next two years and additional investment of approximately $300 million per year at Resources. The majority of the Resources investment is discretionary and is dependent upon availability of potential investments meeting certain profit thresholds. We have $414 million of long-term debt due within one year, including $130 million of MTNs maturing in the second half of 2002, of which $100 million matured in July 2002.

Financing Activities

In May 2002, Energy Holdings renewed its 364-day $200 million Revolving Credit Facility with a group of banks. The new facility matures May 7, 2003. The new facility has identical terms and conditions to the existing facility with the exception of an increase in the pricing spread of .125% per annum for borrowings.

In June 2002, $98 million of PSEG Capital Corp. Medium-Term Notes matured. These Medium-Term Notes were refunded with proceeds from a private placement of $135 million which reopened the 8.625% Series of Senior Notes due February 2008.

In July 2002, an additional $100 million of PSEG Capital MTNs with an average borrowing rate of 6.95% matured. These MTNs were refunded with proceeds from borrowings under Energy Holdings' bank facilities.

Remaining maturities under the PSEG Capital Corp program are $30 million maturing in October 2002 and $252 million maturing in May 2003. These issues are expected to be refunded with proceeds of borrowings at Energy Holdings and cash from operations. We have no other material debt maturities in recourse transactions through the end of 2003.

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Accounting for Leveraged Leases

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

Measurement of Derivative Financial Instruments

We use derivative financial instruments to hedge floating interest rate and foreign currency exposure in many markets where we invest. Derivative financial instruments must be valued and recorded as assets or liabilities in the financial statements. The derivation of value includes estimates of future interest rates and exchange rates that are often quite volatile. For a discussion of our derivative financial instruments, see Note 6. Financial Instruments and Risk Management of the Notes to Consolidated Financial Statements.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

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

Accounting for the Effects of Goodwill

Our 2002 Consolidated Statements of Operations have been materially impacted by the application of SFAS 142. This new standard, effective January 1, 2002, requires the existence of any goodwill impairment be disclosed in the second quarter and recorded by the fourth quarter of 2002, applied retroactively to the first quarter. The basic difference between previous accounting guidance and this new standard is that the new standard allows for certain valuation methodologies to test for impairment, including a discounted cash flow method, compared to an undiscounted cash flow method which was utilized under the previous standard. The new test must be completed using data as of January 1, 2002. Any amounts impaired using data as of that date will be recorded as a "Cumulative Effect of an Accounting Change". Any amounts impaired under the new test using data after the initial adoption date will be recorded in Operating Expenses. The discounted cash flow tests require broad assumptions and significant judgment to be exercised by management. This includes projections of future commodity prices, customer rates, customer demand, operating costs, rate relief from regulators, customer growth and many other items. While we believe that our assumptions are reasonable, actual results will likely differ from our projections.

For an analysis of our existing goodwill as of June 30, 2002, see Note 4. Asset Impairments of the Notes to Consolidated Financial Statements.

Accounting for Long-Lived Assets

SFAS 144, a new standard related to testing assets for impairment, was adopted on January 1, 2002. Testing under SFAS 144 is essentially the same as the asset impairment tests we performed under SFAS 121. This test consisted of an undiscounted cash flow test to determine if an impairment existed, and, if an impairment existed, a discounted cash flow test would be done to quantify it. The new standard is broader in that it includes discontinued operations as part of its scope. This test requires the same judgment to be employed by management in building assumptions related to future earnings of individual assets or an investment as was required in determining potential impairments of goodwill as discussed above.

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Foreign Currency Accounting

Our financial statements are prepared using the US Dollar as the reporting currency. In accordance with SFAS 52 "Foreign Currency Translation", foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into US Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining net income but are reported in OCI. Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Environmental Matters

Global has ownership interests in facilities, including operating power plants and distribution companies and power plants under construction or in development, in numerous countries. These include the United States (California, Hawaii, Maine, New Hampshire, Pennsylvania and Texas), Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. These operations are subject to compliance with environmental laws and regulations by relevant authorities at each location, which may include air and water quality control, land use, disposal of wastes, aesthetics and other matters. In order to achieve compliance, expenditures may be needed for construction, continued operation or remediation of new and existing facilities and sites.

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

Business Environment

We continue to evaluate the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include the continued weakening of certain Latin American currencies, including the Brazilian Real, the Chilean Peso, the Peruvian Nuevo Sol, and the Venezuelan Bolivar, lower energy prices in power markets, including power markets where Global invests in merchant generation assets, and further credit rating downgrades of energy companies, sovereign ratings and certain airlines. As of June 30, 2002, $1.720 billion or 25% of our assets were invested in Latin America, specifically in Brazil, Chile, Peru and Venezuela, $1.219 billion of leveraged leases to domestic energy companies, and $107 million or 1% of our assets were comprised of leveraged leases of seven aircraft leased to five separate lessees.

Global has $431 million invested in the electric generation and distribution sector in Peru. Recent privatizations in this sector have been cancelled due to pressure from local residents. Such political pressure and disruption may have a negative impact on Global's investments in Peru.

As of December 31, 2001, Global had $281 million invested in two 1000 MW gas-fired combined-cycle electric generating facilities in Texas, including approximately $165 million of loans earning an annual rate of 12%. Of the $165 million outstanding at December 31, 2001, $88 million was repaid in February 2002. TIE's funding for these payments to Global were made from equity contributions of $44 million from Global and $44 million from Panda Energy. Earnings and cash distributions from TIE during 2001 of $15 million and $25 million, respectively, were below expectations due to lower energy prices, resulting from the over-supply of energy in the Texas power market and mild summer temperatures suppressing demand in the region. Global expects this trend to continue until the 2004-2005 time frame when market prices are expected to increase, as older less efficient plants in the Texas power market are expected to be retired and the demand for electricity is expected to increase. However, no assurances can be given as to the accuracy of these estimates. Current projections of future cash flows for each plant, using independent market studies for estimating gas and electricity prices, market heat rates and capacity prices, do not indicate the investment to be impaired. We believe that those independent market studies are the best available for estimating future prices. This impairment test was completed as of June 30, 2002 in accordance with SFAS 144 at the project level and no assurance can be given as to the accuracy of the projections used in the analysis.

Continued weakness in the Texas power market will put pressure on the project's ability to meet financial covenants in their loan documents. Discussions are underway with the project lenders to improve flexibility in meeting these covenants.

We cannot predict the impact of any further currency devaluations, continued economic slowdown, lower energy prices and potential lessee payment defaults;
however, such impact could have a material adverse effect on our financial condition, results of operations and net cash flows.

Credit Risk

Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows.

Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

Resources also has credit risk related to its investments in leveraged leases, which totaled approximately $1.6 billion, net of deferred taxes of $1.3 billion, as of June 30, 2002. These investments are significantly concentrated in the

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

energy related industry and have some exposure to the airline industry. Although 86% of its investments are with investment grade counterparties, recent events in the industry have pressured the credit ratings of several of the members of the industry, including certain of our counterparties in these leveraged lease investments. The largest non-investment grade lease in Resources' portfolio is with Dynegy Inc., whose credit rating was recently downgraded to below investment grade. As of June 30, 2002, the lease with Dynegy Inc. had a gross investment balance of approximately $161 million. In many of these investments, Resources has protected its equity investment by providing for the direct right to assume the debt obligation in the event of default by the lessee. Debt assumption would be at Resources' sole discretion, and normally only would occur if an appraisal of the leased property yielded a value that exceeds the present value of the debt outstanding. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the balance sheet instead of the net equity investment in the lease. As of June 30, 2002, Resources determined that the collectibility of the minimum lease payments under its leveraged lease investments is still reasonably predictable and therefore continues to account for these investments as leveraged leases.

Accounting Matters

For a discussion of SFAS 142, SFAS 143 and SFAS 144, see Note 2. Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", "forecast", "projections" variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following, some of which relate to Energy Holdings indirectly as a result of their potential impact upon PSEG or Public Service Electric and Gas Company:

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

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

New Matter. See Page 14. AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global, et al vs. The AES Corporation, et al.

In addition, see information on the following proceeding at the pages indicated:

      Form 10-K Page 25. See Page 23. Complaint filed with the FERC addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long Term Contracts to the California Department of Water Resources FERC Docket No. EL02-60-000. California Electricity Oversight Board v. Sellers of Energy and Capacity Under Long-Term Contracts with the California Department of Water Resources FERC Docket No. EL02-62-000.

                           ITEM 5. OTHER INFORMATION

Certain information reported under Energy Holdings' 2001 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 is updated below.

Form  10-K  Page 24.  On July 31,  2002 the  FERC  issued a Notice  of  Proposed
Rulemaking (NOPR) to create a Standard Market Design for the wholesale electricity markets in the United States. The NOPR seeks to improve the consistency of market rules throughout the country, including issues related to reliability, market power concerns, transmission, pricing, congestion, governance and other issues. We cannot predict the outcome of this matter or its impact upon us if adopted, which could significantly affect transmission and generation in the various markets in which we operate.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

Exhibit Number              Document
--------------              --------
10                          Stock Purchase Agreement
                            12 Computation of Ratios of Earnings to Fixed
                            Charges
99                          Certification by E. James Ferland, Chief Executive
                            Officer of Energy Holdings Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1                        Certification by Thomas M. O'Flynn, Chief Financial
                            Officer of Energy Holdings Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


(B) Reports on Form 8-K and 8-KA:

Date of Report           Form                    Items Reported
--------------           ----                    --------------
April 16, 2002           8-K                     5 and 7
July 17, 2002            8-K                     5 and 7
July 29, 2002            8-K/A                   5 and 7

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

                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)

                       By:       Derek DiRisio
                            -----------------------------
                                  Derek DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: August 2, 2002