Form 10-Q
period 2002-09-30
PSEG ENERGY HOLDINGS LLC
filed 2002-11-04
CIK 1089206

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

            For the quarterly period ended September 30, 2002

                                       OR

      [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to _______

Commission           Registrant, State of Incorporation,        I.R.S. Employer
File Number             Address, and Telephone Number         Identification No.
--------------------------------------------------------------------------------
 000-32503               PSEG ENERGY HOLDINGS L.L.C.              22-2983750
                   (A New Jersey Limited Liability Company)
                              80 Park Plaza-T22
                        Newark, New Jersey 07102-4194
                                 973-456-3581
                             http://www.pseg.com

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements ............................................   1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  25

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ......  42

   Item 4. Controls and Procedures .........................................  43

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings ...............................................  43

   Item 5. Other Information ...............................................  44

   Item 6. Exhibits and Reports on Form 8-K ................................  47

   Signature ...............................................................  48

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                     For the Quarter            For the Nine Months
                                                                                          Ended                        Ended
                                                                                       September 30,                September 30,
                                                                                    -------------------         -------------------
                                                                                    2002          2001          2002          2001
                                                                                    -----         -----         -----         -----
OPERATING REVENUES
   Electric Generation and Distribution Revenues ...........................        $ 112         $  47         $ 244         $  47
   Income from Capital and Operating Leases ................................           57            58           173           156
   Gain on Withdrawal from Partnership Interest ............................           --             1            47            51
   Income From Joint Ventures and Partnerships .............................           25            35            63            95
   Interest and Dividend Income ............................................            8            18            32            32
   Net Gain (Losses) on Investments ........................................            1            (8)          (37)          (23)
   Other ...................................................................            9             8            23            23
                                                                                    -----         -----         -----         -----
       Total Operating Revenues ............................................          212           159           545           381
                                                                                    -----         -----         -----         -----
OPERATING EXPENSES
   Electric Energy Costs ...................................................           55            21           113            21
   Operation and Maintenance ...............................................           16            18            33            26
   Depreciation and Amortization ...........................................           11             6            25             8
   Write-down of Project Investments .......................................           --            --           506            --
   Administrative and General ..............................................           27            20            75            57
                                                                                    -----         -----         -----         -----
       Total Operating Expenses ............................................          109            65           752           112
                                                                                    -----         -----         -----         -----
OPERATING INCOME (LOSS) ....................................................          103            94          (207)          269
OTHER INCOME (LOSS)
   Gain (Loss) on Early Retirement of Debt .................................            4            --             4            (3)
   Foreign Currency Transaction Loss .......................................           (2)           --           (71)           --
   Change in Fair Value of Derivative Financial Instruments ................           13            (2)           15            (1)
   Other ...................................................................            2             1             2             1
                                                                                    -----         -----         -----         -----
       Total Other Income (Loss) ...........................................           17            (1)          (50)           (3)
                                                                                    -----         -----         -----         -----
INTEREST EXPENSE
   Interest Expense ........................................................           64            52           176           135
   Capitalized Interest ....................................................           (5)           (3)          (10)          (13)
                                                                                    -----         -----         -----         -----
       Total Interest Expense--Net .........................................           59            49           166           122
                                                                                    -----         -----         -----         -----
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE ..........................................           61            44          (423)          144
INCOME TAXES ...............................................................          (16)          (12)          160           (30)
MINORITY INTERESTS .........................................................           (2)           --             2            --
                                                                                    -----         -----         -----         -----
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ...................           43            32          (261)          114
DISCONTINUED OPERATIONS
   Loss from Discontinued Operations (net of tax) ..........................           (3)           (3)          (41)          (17)
                                                                                    -----         -----         -----         -----
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE .............................................           40            29          (302)           97
Cumulative Effect of a Change in Accounting Principle (net of tax) .........           --            --          (120)            9
                                                                                    -----         -----         -----         -----
NET INCOME (LOSS) ..........................................................           40            29          (422)          106
Preferred Stock Dividend Requirements ......................................           (6)           (6)          (17)          (17)
                                                                                    -----         -----         -----         -----
EARNINGS (LOSS)  AVAILABLE TO PUBLIC
   SERVICE ENTERPRISE GROUP INCORPORATED ...................................        $  34         $  23         $(439)        $  89
                                                                                    =====         =====         =====         =====

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------
CURRENT ASSETS
   Cash and Cash Equivalents ........................    $    64      $    54
   Accounts Receivable:
     Trade ..........................................        116          108
     Other ..........................................         18           19
     Affiliated Companies ...........................         23           --
   Notes Receivable .................................        108           --
   Interest Receivable ..............................          5           --
   Assets Held for Sale .............................         23          422
   Inventory ........................................         14           15
   Prepayments ......................................          1            2
   Current Assets of Discontinued Operations ........        358          483
                                                         -------      -------
       Total Current Assets .........................        730        1,103
                                                         -------      -------
PROPERTY, PLANT AND EQUIPMENT
   Electric Generation and Distribution Assets ......        697          669
   Construction in Progress .........................        307          345
   Real Estate ......................................        104          115
   Property and Equipment ...........................         35           52
                                                         -------      -------
       Total ........................................      1,143        1,181
   Accumulated Depreciation and Amortization ........       (118)        (157)
                                                         -------      -------
       Net Property, Plant and Equipment ............      1,025        1,024
                                                         -------      -------

INVESTMENTS
   Capital Leases - Net .............................      2,944        2,784
   Corporate Joint Ventures .........................      1,096        1,115
   Partnerships Interests - Net .....................        613          659
   Other Investments ................................         46           56
                                                         -------      -------
       Total Investments ............................      4,699        4,614
                                                         -------      -------

OTHER ASSETS
   Goodwill .........................................        443          548
   Deferred Costs ...................................         52           81
   Other ............................................         57           69
                                                         -------      -------
       Total Other Assets ...........................        552          698
                                                         -------      -------

TOTAL ASSETS ........................................    $ 7,006      $ 7,439
                                                         =======      =======

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     ------------   -----------
CURRENT LIABILITIES
   Long-Term and Medium-Term Debt Due Within
     One Year .......................................    $   314      $   242
   Short-Term Borrowings Due to Public Service
     Enterprise Group Incorporated ..................         --           38
   Payables:
     Trade Accounts .................................         56           48
     Taxes ..........................................          4           21
     Interest .......................................         66           49
     Other ..........................................         42           49
     Affiliated Companies ...........................          1           45
   Borrowings Under Lines of Credit .................        253          300
   Non-Recourse Notes Payable .......................        271          285
   Current Liabilities of Discontinued Operations ...        280          251
                                                         -------      -------
       Total Current Liabilities ....................      1,287        1,328
                                                         -------      -------
NONCURRENT LIABILITIES
   Deferred Income Taxes and Investment
     and Energy Tax Credits .........................      1,067        1,211
   Other Noncurrent Liabilities .....................        190           99
                                                         -------      -------
       Total Noncurrent Liabilities .................      1,257        1,310
                                                         -------      -------

COMMITMENTS AND CONTINGENT LIABILITIES ..............         --           --
                                                         -------      -------

MINORITY INTERESTS ..................................         41           47
                                                         -------      -------

CAPITALIZATION
   Project Level, Non-Recourse Long-Term Debt .......        681          634
   Senior Notes .....................................      1,761        1,644
   Medium-Term Notes ................................         --          252
                                                         -------      -------
       Total Long-Term Debt .........................      2,442        2,530
                                                         -------      -------

   STOCKHOLDER'S EQUITY
     Common Stock, Issued: 100 Shares ...............         --           --
     Preferred Stock ................................        509          509
     Additional Paid-in Capital .....................      1,790        1,490
     Retained Earnings ..............................         71          510
     Accumulated Other Comprehensive Loss ...........       (391)        (285)
                                                         -------      -------
       Total Stockholder's Equity ...................      1,979        2,224
                                                         -------      -------
TOTAL LIABILITIES AND CAPITALIZATION ................    $ 7,006      $ 7,439
                                                         =======      =======

See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                 For the
                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                            2002         2001
                                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income .................................     $  (422)     $   106
   Adjustments to Reconcile Net (Loss) Income to
    Net Cash Flows from Operating Activities:
     Depreciation and Amortization ...................          39           14
     Deferred Income Taxes (Other than Leases) .......        (207)         (16)
     Leveraged Lease Income, Adjusted for Rents
      Received .......................................          72           56
     Investment Distributions ........................           5           72
     Undistributed Earnings from Affiliates ..........         (42)         (60)
     Net Gains on Investments/Partnerships ...........          (9)         (28)
     Foreign Currency Transaction Loss ...............          71           --
     Proceeds from Withdrawal from Partnership
      Interests ......................................          47           50
     Write-down of Project Investments ...............         506           --
     Loss on Disposal of Discontinued Operations
      (net of tax) ...................................          34           --
     Cumulative Effect of a Change in Accounting
      Principle (net of tax) .........................         120           (9)
     Net Changes in Certain Current Assets and
      Liabilities:
       Accounts Receivable ...........................         (79)        (127)
       Taxes Payable .................................         (17)           8
       Accounts Payable ..............................         (30)          55
       Interest Payable ..............................          13           24
       Other Current Assets and Liabilities ..........          11            6
     Other ...........................................           8           18
                                                           -------      -------
     Net Cash Provided by Operating Activities .......         120          169
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Joint Ventures and Partnerships ....        (241)        (125)
   Investments in Capital Leases .....................         (31)        (442)
   Additions to Property, Plant and Equipment ........        (243)        (120)
   Return of Capital from Partnerships ...............         118            2
   Reductions of (Additions to) Deferred Costs .......           5          (23)
   Acquisitions, Net of Cash Acquired ................         (16)        (532)
   Other .............................................          18          (72)
                                                           -------      -------
     Net Cash Used in Investing Activities ...........        (390)      (1,312)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital ..........         300          400
   Net Decrease in Short-Term Debt ...................         (70)        (192)
   Net (Decrease) Increase in Short-Term
    Affiliate Borrowings .............................         (15)          65
   Proceeds from Senior Notes ........................         134          939
   Early Retirement of Senior Notes ..................         (19)          --
   Proceeds from Project-Level Non-Recourse Debt .....         164          254
   Repayment of Medium-Term and Project-Level
    Non-Recourse Debt ................................        (198)        (287)
   Cash Dividends Paid ...............................         (17)         (20)
   Other .............................................           3            8
                                                           -------      -------
     Net Cash Provided by Financing Activities .......         282        1,167
                                                           -------      -------
   Effect of Exchange Rate Changes on Cash
    and Cash Equivalents .............................          (2)          (1)
                                                           -------      -------
   Net Change in Cash and Cash Equivalents ...........          10           23
   Cash and Cash Equivalents at Beginning
    of Period ........................................          54           16
                                                           -------      -------
   Cash and Cash Equivalents at End of
    Period ...........................................     $    64      $    39
                                                           =======      =======

Supplemental Disclosure of Cash Flow Information:
     Cash Payments During the Period for:
       Income Taxes ..................................     $   (77)     $   (55)
       Interest ......................................     $   124      $    97
Non-Cash Investing and Financing Activities:
       Fair Value of Property, Plant and
        Equipment Acquired ...........................     $    34      $   628
       Debt Assumed from Companies Acquired ..........     $    --      $   221

See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Basis of Presentation

As of September 30, 2002, PSEG Energy Holdings Inc. (Energy Holdings), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102 is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. For a discussion of the formation of PSEG Energy Holdings L.L.C. as the successor to PSEG Energy Holdings Inc. in October 2002, see Note 11. Subsequent Events. We have three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). In the second quarter of 2002, we initiated a process for the sale of Energy Technologies businesses, including the Demand Side Management (DSM) investments. Our intention was to dispose of the stock of these businesses through sales to third parties. In the third quarter of 2002, we decided to continue to own the DSM investments and anticipate continued profitability. In October 2002, we sold our majority interest in the Tanir Bavi power plant in India for $45 million. For additional information, see Note 3. Discontinued Operations.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented complete and not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with our Notes contained in the 2001 Annual Report on Form 10-K and as updated on our Current Report on Form 8-K dated September 27, 2002 and the first and second quarter 2002 Quarterly Reports on Form 10-Q. These Notes update and supplement matters discussed in the 2001 Annual Report on Form 10-K and as updated on our Current Report on Form 8-K dated September 27, 2002, and the first and second quarter 2002 Quarterly Reports on Form 10-Q.

The unaudited financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Consolidated Balance Sheet was derived from the audited consolidated financial statements included in the 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current period presentation.

Note 2. Recent Accounting Pronouncements

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a nonamortizable asset, and is subject to an annual review for impairment, and an interim review when certain events or circumstances occur that indicate the carrying value may not be recoverable. Under SFAS 142, we had a transitional period of six months from the date of adoption to complete our goodwill impairment testing, which was completed as of June 30, 2002. We evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests which require broad assumptions and significant judgment to be exercised by management. As a result, in the second quarter of 2002 we have recorded after-tax charges to reflect the goodwill impairment of $120 million, retroactive to January 1, 2002, and such amount has been recognized as a Cumulative Effect of a Change in Accounting Principle in accordance with the new standard. For further analysis of the impairment of goodwill see Note 3. Discontinued Operations and Note 4. Asset Impairments.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2002, we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144 long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. A long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. For additional information relating to asset impairments, see Note 3. Discontinued Operations and Note 7. Commitments and Contingencies.

During the third quarter of 2002, we adopted SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," (SFAS 4) and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" (SFAS 64). SFAS 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated, and if material, classified as an extraordinary item. Since the issuance of SFAS 4, the use of debt extinguishments has become part of the risk management strategy of many companies, representing a type of debt extinguishment that does not meet the criteria for classification as an extraordinary item. Based on this trend, the FASB issued this rescission of SFAS 4 and SFAS 64. Accordingly, under SFAS 145, we now record these gains and losses in Other Income (Loss). We recorded pre-tax gains of $4 million ($3 million after-tax) from the early retirement of debt as a component of Other Income
(Loss) in the quarter and nine months ended September 30, 2002. Also, we reclassified a pre-tax loss of $3 million ($2 million after-tax) from the early retirement of debt to a component of Other Income (Loss) for the nine months ended September 30, 2001 in accordance with SFAS 145.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143 (see above). It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 (see above). We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002. We are evaluating this guidance and do not believe that it will have a material impact on our financial position, results of operations, or net cash flows.

Note 3. Discontinued Operations

Energy Technologies' Investments

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) and mechanical operating companies and an asset management group which includes various DSM investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

During the second quarter of 2002, we completed our impairment testing of all recorded goodwill in accordance with guidance set forth in SFAS 142, including the goodwill associated with the 11 HVAC/mechanical operating

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill associated with the HVAC/mechanical companies was impaired, which resulted in a $32 million (after-tax) charge (net of $21 million in taxes). In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle and reflected in our results of operations for the nine months ended September 30, 2002.

In June 2002, we adopted a plan to sell our interests in the HVAC/mechanical operating companies. The sale of the HVAC/mechanical operating companies is expected to be completed by June 2003. We have retained the services of an investment-banking firm to market the HVAC/mechanical operating companies to interested parties. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

In the second quarter of 2002, we had initiated a process for the sale of Energy Technologies' DSM investments, which we had expected to sell by June 30, 2003. Based on our assessments, we believe the fair market value of these assets approximates their carrying value as of September 30, 2002. For the period ended June 30, 2002, Energy Technologies' DSM investments were classified as a component of discontinued operations. In the third quarter of 2002, we decided to continue to own the DSM investments and anticipate continued profitability. As of September 30, 2002, the fair value of DSM projects approximates their carrying value and no reduction in the recorded amount is indicated. For the period ended September 30, 2002, all DSM investments were reclassified from discontinued operations to continuing operations and the consolidated statements for all periods presented have been restated to reflect this reclassification.

In addition to the goodwill impairment, we further reduced the carrying value of the investments in the 11 HVAC/mechanical operating companies to their fair value less costs to sell, and recorded a loss on disposal for the six months ended June 30, 2002 of $20 million, net of $11 million in taxes. As of September 30, 2002, the carrying value of the HVAC/mechanical operating companies approximates the fair value and accordingly no additional reduction in the carrying value was required for the three months ended September 30, 2002. Our remaining investment position in Energy Technologies is approximately $110 million, of which approximately $32 million relates to deferred tax assets from discontinued operations, for which no valuation allowance is deemed necessary. Excluding the deferred tax assets from discontinued operations, approximately $40 million of our remaining investment balance relates to the asset management group. Although we believe that we will be able to sell the HVAC/mechanical companies, we can give no assurances that we will be able to realize their total carrying values.

Operating results of Energy Technologies' HVAC/mechanical operating companies, less certain allocated costs from Energy Holdings, have been reclassified into discontinued operations in our Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter and nine months ended September 30, 2002, yielded additional losses of $3 million (after-tax) and $12 million (after-tax), respectively, and are disclosed below:

                                         Quarter Ended        Nine Months Ended
                                         September 30,          September 30,
                                      -------------------    -------------------
                                       2002        2001        2002        2001
                                      ------      -------    -------      ------
                                                  (Millions of Dollars)
Operating Revenues .............      $ 107       $ 127       $ 292       $ 328
Pre-Tax Operating Loss .........         (5)         (5)        (18)        (25)
Loss Before Income Taxes .......         (5)         (6)        (19)        (29)

The carrying amounts of the assets and liabilities of Energy Technologies' HVAC/mechanical operating companies, as of September 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, on our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Energy Technologies' HVAC/mechanical operating companies, as of September 30, 2002 and December 31, 2001, are summarized in the following table:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                   September 30,    December 31,
                                                       2002            2001
                                                   -------------    ------------
                                                      (Millions of Dollars)
   Total Current Assets ..........................     $ 94            $152
   Net Property, Plant and Equipment .............       16               8
   Total Investments .............................        9              13
   Total Other Assets ............................        5              57
                                                       ----            ----
TOTAL ASSETS .....................................     $124            $230
                                                       ====            ====
   Total Current Liabilities .....................     $ 84            $ 76
   Total Noncurrent Liabilities ..................        3               2
   Total Long-Term Debt ..........................        5               1
                                                       ----            ----
TOTAL LIABILITIES ................................     $ 92            $ 79
                                                       ====            ====

Tanir Bavi

As of September 30, 2002, Global owned a 74% interest in Tanir Bavi Power Company Private Ltd. (Tanir Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. A plan to exit Tanir Bavi was adopted in June 2002. Global signed an agreement in August 2002 under which an affiliate of its partner in this venture, GMR Vasavi Group, a local Indian company, purchased Global's majority interest in Tanir Bavi. The sale was completed in October 2002. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. In the second quarter, we reduced the carrying value of Tanir Bavi to the contracted sales price of $45 million and recorded a loss on disposal of $14 million (after-tax). The operating results of Tanir Bavi for the six months ended June 30, 2002 yielded income of $5 million (after-tax).

For information  regarding goodwill  impairment  associated with Tanir Bavi, see
Note 2. Recent Accounting Pronouncements and Note 4. Asset Impairments.

The carrying amounts of the assets and liabilities of Tanir Bavi, as of September 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, in our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Tanir Bavi, as of September 30, 2002 and December 31, 2001, are summarized in the following tables:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                   September 30,    December 31,
                                                       2002            2001
                                                   -------------    ------------
                                                      (Millions of Dollars)
   Total Current Assets ..........................     $ 34             $ 36
   Net Property, Plant and Equipment .............      183              190
   Total Other Assets ............................       17               27
                                                       ----             ----
TOTAL ASSETS .....................................     $234             $253
                                                       ====             ====
   Total Current Liabilities .....................     $ 52             $ 45
   Total Long-Term Debt ..........................      117              108
   Minority Interest .............................       19               19
                                                       ----             ----
TOTAL LIABILITIES ................................     $188             $172
                                                       ====             ====

Note 4. Asset Impairments

As of December 31, 2001, our aggregate investment exposure in Argentina was $632 million, including certain loss contingencies. These investments included a 90% owned distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA); minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP); and two generating companies, Central Termica San Nicolas (CTSN), and Parana which were under contract for sale to certain subsidiaries of The AES Corporation (AES). As of June 30, 2002, we determined that the carrying value of our Argentine investments was impaired. The combination of the year-to-date operating losses, goodwill impairment at EDEERSA, write-down of $506 million for all Argentine assets, and certain loss contingencies resulted in a pre-tax charge to earnings of $632 million ($410 million after-tax) for the nine months ended September 30, 2002. In connection with the write-down of our Argentine assets, we recorded a deferred tax asset of $222 million. We believe that we will have sufficient future capital gains to realize this deferred tax asset. For a discussion of certain contingencies related to our Argentine investments, see Note 7. Commitments and Contingencies.

The tables below provide pre-tax and after-tax impacts of the various impairment charges, results of operations and accruals of loss contingencies recorded with respect to our investments in Argentina for the quarter and nine months ended September 30, 2002 and September 30, 2001.

                                                                              Quarter Ended                  Nine Months Ended
                                                                              September 30,                     September 30,
                                                                         ----------------------           ----------------------
                                                                          2002            2001            2002             2001
                                                                         ------           -----           -----            -----
                                                                                          (Millions of Dollars)
                                                                                                (Pre-Tax)
(Losses) Earnings Before Local Taxes-EDEERSA .................           $   --           $   6           $ (59)           $  11
Write-down of EDEERSA ........................................               --              --             (94)              --
Write-down of Assets Held for Sale to AES ....................               --              --            (412)              --
Loss Contingencies and Other .................................               --              --             (11)              --
Goodwill Impairment-EDEERSA ..................................               --              --             (56)              --
                                                                         ------           -----           -----            -----
    Total ....................................................           $   --           $   6           $(632)           $  11
                                                                         ------           -----           -----            -----

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                              Quarter Ended                  Nine Months Ended
                                                                              September 30,                     September 30,
                                                                         ----------------------           ----------------------
                                                                          2002            2001            2002             2001
                                                                         ------           -----           -----            -----
                                                                                          (Millions of Dollars)
                                                                                               (After-Tax)
(Losses) Earnings-EDEERSA ....................................           $   --           $   3           $ (40)           $   6
Write-down of EDEERSA ........................................               --              --             (61)              --
Write-down of Assets Held for Sale to AES ....................               --              --            (268)              --
Loss Contingencies and Other .................................               --              --              (5)              --
Goodwill Impairment-EDEERSA ..................................               --              --             (36)              --
                                                                         ------           -----           -----            -----
    Total ....................................................           $   --           $   3           $(410)           $   6
                                                                         ------           -----           -----            -----

EDEERSA

Given the year-to-date and projected operating losses at EDEERSA and the continued economic uncertainty in Argentina, we determined that it was necessary to test these assets for impairment. Such impairment analysis was completed as of June 30, 2002. As a result of this analysis, we determined that these assets were completely impaired under SFAS 144. We recorded total charges and losses of $213 million, pre-tax, related to this investment for the nine months ended September 30, 2002. These pre-tax charges consisted of goodwill impairment charges of $56 million, nine month operating losses of $59 million, of which $45 million was recorded in the first quarter of 2002, writing off the remaining $94 million net asset balance pursuant to our SFAS 144 impairment analysis and loss contingencies and other items of $4 million. The total after-tax charges and losses related to this investment were $139 million for the nine months ended September 30, 2002.

In addition, we have developed an exit strategy to dispose of our equity interest in EDEERSA. This exit is expected to be complete by June 30, 2003 and we intend to operate EDEERSA while carrying out our exit plans. However, due to uncertainties related to the timing and method of disposal of our investment in EDEERSA, the impairment charges and results of EDEERSA's operations will not be reported as a discontinued operation until EDEERSA has been disposed of or a sale is probable. Global is currently in discussions with interested potential acquirers of EDEERSA. During the second quarter of 2002, EDEERSA defaulted on its debt, which is nonrecourse to Global and us.

As of January 1, 2002, goodwill related to our investment in EDEERSA was approximately $56 million and was included in our previously disclosed investment exposure. As part of the adoption of SFAS 142, we have determined that this goodwill was impaired and all of the goodwill has been written-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and is reflected in our Consolidated Statement of Operations for the nine months ended September 30, 2002. See below, Goodwill Impairment Analysis, for a further discussion of our goodwill analysis.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our share of the (Losses) Earnings for EDEERSA were included in our Consolidated Statement of Operations as indicated in the following table:

                                                                              Quarter Ended                 Nine Months Ended
                                                                              September 30,                    September 30,
                                                                         ----------------------          ----------------------
                                                                          2002            2001           2002             2001*
                                                                         ------------------------------------------------------
                                                                                          (Millions of Dollars)
Operating Revenues ...................................................    $ 10            $ 23           $ 29             $ 28
Operating Expenses
                                                                             8              21             22               21
                                                                          ----            ----           ----             ----
Operating Income .....................................................       2               2              7                7
Other Losses - Foreign Currency Transaction Loss .....................      --              --            (68)              --
Minority Interest and Other
                                                                            (2)              4              2                4
                                                                          ----            ----           ----             ----
(Loss) Earnings before Taxes .........................................    $ --            $  6           $(59)            $ 11
                                                                          ====            ====           ====             ====

* Operating results for EDEERSA included $5 million of revenues recorded in accordance with the equity method of accounting for the six months ended June 30, 2001.

Stock Purchase Agreement

On August 24, 2001, Global entered into a Stock Purchase Agreement with AES to sell its minority interests in EDEN, EDES, EDELAP, CTSN and Parana, to certain subsidiaries of AES. In connection with the terms of the Stock Purchase Agreement, Global has accrued interest and other receivables of $17 million through February 6, 2002, which are direct obligations of AES and represent the total remaining exposure associated with these investments on our Consolidated Balance Sheets. On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global filed suit in New York State Supreme Court for New York County against AES to enforce its rights under the Stock Purchase Agreement. A settlement was reached in October 2002 between the parties under which Global will transfer its shares of EDEN, EDES, EDELAP, Parana and CTSN to AES. AES has paid Global $15 million plus interest under the settlement and has issued notes that would yield an additional $15 million when the notes mature on various dates ending July 2003. The litigation is stayed pending AES performance of settlement obligations.

Goodwill Impairment Analysis

In the second quarter, we finalized our evaluation of the effect of SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million and was comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill related to these companies, other than RGE, was fully impaired. As noted above, this impairment charge has been recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle and is reflected in Consolidated Statement of Operations for the nine months ended September 30, 2002. The $53 million of goodwill at Energy Technologies and the $27 million of goodwill at Tanir Bavi as of December 31, 2001 have been reclassified into Current Assets of Discontinued Operations on our Consolidated Balance Sheets. For further detail regarding the goodwill impairments at Energy Technologies and Tanir Bavi, see Note 3. Discontinued Operations.

As of September 30, 2002, the remaining carrying value of goodwill was $443 million, of which $434 million was recorded in connection with Global's acquisitions of Sociedad Austral de Electricidad S.A. (SAESA) and Empresa de Electricidad de los Andes S.A. (Electroandes) in Chile and Peru in August and December of 2001, respectively. For the year ended December 31, 2001, the amortization expense related to goodwill was $3 million.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2002, our pro-rata share of the remaining goodwill included in equity method investees totaled $271 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on our balance sheet. Our share of the amortization expense related to such goodwill was $8 million for the year-ended December 31, 2001.

As of September 30, 2002 and December 31, 2001, our goodwill and pro-rata share of goodwill in consolidated and equity method projects was as follows:

                                                          As of
                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
Global                                           (Millions of Dollars)
   SAESA (1) .............................    $   289              $   315
   EDEERSA(2) ............................         --                   63
   Electroandes (3) ......................        145                  164
   Elektrocieplowna Chorzow Sp
    Z.o.o. (ELCHO) .......................          6                    6
   Skawina CHP Plant (Skawina) ...........          3                   --
                                              -------              -------
         Total Consolidated Goodwill .....        443                  548
                                              -------              -------
Global
   RGE (4) ...............................         56                  142
   Chilquinta Energia Finance Co. L.L.C
    (Chilquinta) (5) .....................        156                  174
   Luz del Sur ...........................         34                   34
   Kalaeloa ..............................         25                   25
                                              -------              -------
     Pro-Rata Share of Equity
      Investment Goodwill ................        271                  375
                                              -------              -------
         Total Goodwill ..................    $   714              $   923
                                              =======              =======

(1) The decrease at SAESA relates to final purchase price adjustments that resulted in higher value allocated to deferred tax assets.

(2) The decrease at EDEERSA relates to an impairment of $56 million under SFAS 142 and to purchase price adjustments of $7 million made subsequent to December 31, 2001.

(3) The decrease at Electroandes relates to purchase price adjustments made subsequent to December 31, 2001 which resulted in higher value allocated to Property, Plant and Equipment.

(4) The decrease at RGE relates to an impairment under SFAS 142 totaling $50 million, and to the devaluation of the Brazilian Real amounting to $36 million.

(5)   The decrease at Chilquinta relates to the devaluation of the Chilean Peso.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note  5. Income Taxes

A tax (benefit) expense has been recorded for the results of continuing operations. An analysis of that (benefit) expense is as follows:

                                                                                  Quarter Ended                Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                             --------------------------    -------------------------
                                                                               2002           2001            2002           2001
                                                                               ----           ----            ----           ----
                                                                                            (Millions of Dollars)
Pre-Tax (Loss) Income ..............................................         $  61           $  44           $(423)          $ 144

Tax Computed at the Federal Statutory Rate @ 35% ...................            22              15            (148)             50

Increases (decreases) from Federal statutory rate
 attributable to:
    State Income Taxes after Federal Benefit .......................             1               3               2               7
    Rate Differential of Foreign Operations ........................            (7)             (5)            (14)            (26)
    Other ..........................................................            --              (1)             --              (1)
                                                                             -----           -----           -----           -----
Total Income Tax (Benefit) Expense .................................         $  16           $  12           $(160)          $  30
                                                                             -----           -----           -----           -----

      Effective Income Tax Rate ....................................          26.2%           27.3%           37.8%           20.8%

In connection with the write-down of our Argentine assets, certain goodwill impairments and impairment charges associated with our decision to exit Tanir Bavi and the businesses of Energy Technologies, we recorded a deferred tax asset of $269 million. The deferred tax asset is reflected as a reduction of deferred tax liability on our Consolidated Balance Sheets. We reviewed the deferred tax asset for recoverability and determined a valuation allowance was not required. For a discussion of certain events related to tax planning, see Note 11. Subsequent Events.

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

Equity Securities

Resources has investments in equity securities and limited partnerships. Resources carries its partnership investments in certain capital and leveraged buyout funds investing in securities at fair value where market quotations and an established liquid market of underlying securities in the portfolio are available. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. For investments where there is not a liquid market, Resources relies on the investment fund manager to determine if the fund has experienced an other than temporary impairment for which a loss would need to be

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recorded. During the nine month period ended September 30, 2002, Resources recognized a loss for investment where there is not a liquid market of approximately $26 million pre-tax, which is included in Net Gain (Losses) on Investments. As of September 30, 2002, Resources had investments in leveraged buyout funds of approximately $91 million, of which $21 million was comprised of public securities with available market prices and $70 million was comprised of non-publicly traded securities. Comparably, as of December 31, 2001, Resources had investments in leveraged buyout funds of approximately $130 million, of which $35 million was comprised of public securities with available market prices and $95 million was comprised of non-publicly traded securities.

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

As of September 30, 2002, Global and Resources had international assets of approximately $3.0 billion and $1.5 billion, respectively. For further analysis of our international assets, see Note 8. Financial Information by Business Segments.

Resources' international investments are primarily leveraged leases of assets located in Austria, Australia, Belgium, China, Germany, the Netherlands, New Zealand and the United Kingdom with associated revenues denominated in US Dollars and therefore, not subject to foreign currency risk.

Global's international investments are primarily in projects that presently, or are expected to, generate or distribute electricity in, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the US Dollar, there is a corresponding change in Global's investment value in terms of the US Dollar. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive (Loss) Income (OCI), as part of the cumulative translation adjustment, a separate component of Stockholder's Equity. As of September 30, 2002, net foreign currency devaluations have reduced the reported amount of our total Stockholder's Equity by $324 million, of which $212 million and $105 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively. For the net foreign currency devaluations for the quarter and nine months ended September 30, 2002 and 2001, see Note 9. Comprehensive (Loss) Income.

In May 2002, Energy Holdings purchased foreign currency call options in order to hedge its average 2002 earnings denominated in Brazilian Reais and in Peruvian Nuevo Sols for the remainder of 2002. As of September 30, 2002, there were three call options outstanding on the Brazilian Real, one expiring in each month through December 2002. The aggregate notional and fair values of these contracts were approximately $4 million and $1 million, respectively, as of September 30, 2002. In addition, there were three call options outstanding on the Peruvian Nuevo Sol, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $7 million as of September 30, 2002. The fair value of the option contracts as of September 30, 2002 was immaterial. These options are not considered hedges for accounting purposes and, as a result, changes in their fair value are recorded directly to earnings. Global recorded a gain of $1 million related to Brazilian and Peruvian option contracts that expired during the third quarter of 2002.

The fair value of foreign currency derivatives, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges from OCI into earnings generally occurs when the hedged transaction is recorded in earnings and generally offsets the change in the value of the hedged

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

item. We estimate reclassifying $1 million of foreign exchange gains from foreign currency cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and nine months ended September 30, 2002, losses transferred from OCI to our Consolidated Statements of Operations were less than $1 million.

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30, 2002, a hypothetical 10% change in market interest rates would result in a $3 million change in annual interest costs related to our short-term and floating rate debt.

We construct a hypothetical swap to mirror all the critical terms of the underlying debt and utilize regression analysis to assess the effectiveness of the actual swap at inception and on an ongoing basis. The assessment is done periodically to ensure the swaps continue to be effective. PSEG determines the fair value of interest rate swaps through counterparty valuations, internal valuations and the Bloomberg swap valuation function. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented. There is minimal impact of counterparty credit risk on the fair value of the hedges since our policies require that our counterparties have investment grade credit ratings.

We have entered into interest rate swaps to lock in fixed interest rates on certain of our construction loans to hedge forecasted future interest payments. We have elected to use the Hypothetical Derivative Method to measure ineffectiveness of the hedges as described under Derivative Implementation Group
(DIG) Issue No. G7.

Ineffectiveness may occur if the actual draw down of the debt and the notional amount of the swap during the construction phase are different. The amount of ineffectiveness, if any, is recorded in earnings at the end of the reporting period. The impact of ineffectiveness on net income should be reduced because the interest rate swaps and the underlying debt are indexed to the same benchmark interest rate. Therefore, interest rate fluctuations should be offset.

Global is constructing electric generation facilities in Oman and Poland (ELCHO) and has recently completed construction on a facility in Tunisia. The operating companies of these facilities have entered into interest rate swaps to lock in fixed interest rates on up to $591 million of its construction loans. Such interest rate swaps hedge the value of the cash flows of future interest payments. The gross notional amounts, interest rates, fair values and impacts to Accumulated OCI as of September 30, 2002 are listed below. Global currently owns 81%, 55%, and 60% of the Oman, Polish, and Tunisian investments, respectively:

                                              Oman              Poland (ELCHO)                      Tunisia
                                           ----------    ----------------------------    ---------------------------
                                             US $           US $        Polish Zloty        US $            Euro
                                            Tranche       Tranche         Tranche         Tranche          Tranche
                                           ----------    -----------    -------------    ----------       ----------
                                                            (Millions of Dollars, where applicable)
Notional Amount..........................    $121           $141            $62             $53              $67
Pay Rate.................................    6.3%           8.4%           13.2%            7.0%            5.2%
Receive Rate.............................    LIBOR         LIBOR           WIBOR*          LIBOR          EURIBOR**
Fair Value ..............................    $(29)         $(56)           $(34)            $(7)            $(3)
Balance in Accumulated OCI...............     $15           $19             $11              $3              $2
Percent Ownership........................     81%           55%             55%             60%              60%
Maturity.................................    2018           2010            2010            2009            2009

 *    WIBOR- Warsaw Inter-Bank Offered Rate
**    EURIBOR-Euro Area Inter-Bank Offered Rate

The ineffective portion of these interest rate swaps is recorded in our Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2002, Global recorded losses of less than $1 million, after taxes and minority interest, due to the ineffectiveness of such interest rate swaps.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Global holds investments in various generation facilities in the United States that are accounted for under the equity method of accounting and, therefore, are not consolidated in Global's financial statements. Global holds a 50% indirect ownership in two investments located in Texas and a 50% direct ownership in one investment in Hawaii (collectively the investees), which hold US Dollar denominated debt with variable interest payments tied to LIBOR rates. In order to lock in fixed interest rates on such debt, the investees each entered into interest rate swaps to hedge the value of the cash flows of their future interest payments. As of September 30, 2002, the aggregate notional balance of these swaps was $307 million (Global's share was $154 million), the weighted average fixed interest rate paid was 6.9%, and Global's share of the loss position of these swaps was $15 million and is recorded as a reduction to Total Investments. These swaps were designated as hedges for accounting purposes and, as a result, changes in the fair value of the hedge were recorded in OCI.

The fair value of interest rate swaps, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt. We estimate reclassifying $15 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and nine months ended September 30, 2002, losses of $2 million and $8 million, respectively, were reclassified from OCI to our Consolidated Statements of Operations.

Valuation of Senior Notes

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities, the fair value of our long-term debt was as follows:

                                                     September 30, 2002
                                            ------------------------------------
                                              Carrying Amount       Fair Value
                                            -------------------    -------------
                                                  (Millions of Dollars)
Senior Notes -- Energy Holdings............      $1,761               $1,425

As of October 31, 2002, we had $1.741 billion of Senior Notes outstanding, the fair value of which was $1.265 billion. The fair value of the Senior Notes is based on information obtained from market sources. The capital markets have experienced a period of unusual volatility, especially for the energy sector.

Energy Technologies

In April 2002, Energy Technologies entered into two interest rate caps with an aggregate notional of approximately $5 million to hedge project related floating rate financings entered into in the second quarter of 2002. These caps were entered into to protect against benchmark interest rate fluctuations in accordance with our risk management policy guidelines. As of September 30, 2002, the fair value of the caps was immaterial.

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize our exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition, including credit ratings. For Global, primary credit risk includes credit worthiness of counterparties to its power purchase agreements or non-performance by counterparties in construction contracts. For Resources, primary credit risk includes creditworthiness of counterparties to its leveraged leases.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Commitments and Contingencies

Global

      Argentine Economic Crisis

Global has certain obligations that are likely to occur if certain projects in Argentina continue to default on their debt and performance obligations. The estimated amount to cover this exposure is $7 million and has been recorded as a component of general and administrative operating expenses.

Defaults in non-recourse project finance debt agreements do not cross-default to any of our other credit agreements. In June 2002 the Administrative Agent for the EDELAP project loan notified Global that the loan was in default and Global paid $2 million in Sponsor guarantees that were due. This amount is included in the $632 million of Argentine investment exposure that was impaired and recorded in the Consolidated Statement of Operations. The Parana project loan is also in default. Although a waiver has been negotiated, it expired in May 2002 and the lenders have taken no further action.

Under certain circumstances, Global could be obligated to settle its share (approximately $26 million) of a project loan for EDELAP should it or the majority owner of the project, take certain actions including forcing or permitting certain loan parties to declare bankruptcy. In addition, the guarantee can be triggered by transferring the shares of certain loan parties without lender consent. Breach of this transfer covenant can be cured by delivering certain pledge agreements relating to the ownership of loan parties to the lenders. Global could also be liable for any incremental direct damages arising from the breach of these covenants. Given the likely cure of any breach by the project sponsors, such a contingent obligation has a low probability of being triggered, and therefore no provision has been made in our Consolidated Financial Statements. Under the terms of settlement of Global's litigation with AES, AES is required to deliver pledge agreements that may be required under the loan documents. For further discussion of the litigation settlement, see Note 4. Asset Impairments.

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

      California

In May 2001, GWF Energy LLC (GWF Energy), a joint venture between Global and Harbinger GWF LLC entered into a 10-year power purchase agreement (PPA) with the California Department of Water Resources (CDWR) to provide approximately 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaker Plants.

On August 22, 2002, negotiations between GWF Energy and the Public Utilities Commission of the State of California (CPUC) and the State of California Electricity Oversight Board (collectively the California Parties) relating to complaints filed with FERC under Section 206 of the Federal Power Act resulted in the execution of (i) an amended and restated PPA that has been affirmed by the CPUC as "just and reasonable" and (ii) a settlement agreement with the California Parties, the Governor of the State of California and the People of California by and through the Attorney General. In addition, the California Parties withdrew with prejudice their FERC complaints against GWF Energy.

The Hanford and Henrietta Peaker Plants were completed in August 2001 and in June 2002, respectively, and the Tracy Peaker Plant, a 166 MW facility, is now under construction. The commercial operations date deadline of the Tracy Peaker Plant has been extended to July 1, 2003 under the amended and restated PPA
discussed   above.   Total

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

project cost for these plants is estimated at approximately $345 million. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $150 million after completion of project financing, which is currently expected to occur in the first quarter of 2003. In the event financing does not occur, our investment exposure in these plants could increase to approximately 85% of the total project costs, noted above. Our current ownership interest in this project was 74% as of September 30, 2002. For a description of turbine loans and working capital loans from Global to GWF Energy pending completion of project financing, see Note 10. Related-Party Transactions.

      Chile

Global owns SAESA, a group of companies that consists of four distribution companies and one transmission company that provide electric service to customers in southern Chile. SAESA has a $150 million loan facility in place that had an original maturity date of October 18, 2002 and is recorded as a component of Non-Recourse Notes Payable on our Consolidated Balance Sheets as of September 30, 2002. The principal payment was not made as scheduled and the lending group has agreed not to declare any payment defaults or exercise any remedies with regard to that loan before November 8, 2002. A term sheet for an extension of the loan has been agreed to and is expected to be finalized by November 8, 2002. We expect to refinance this loan facility during this period of extension. No assurances can be given that the extension will be granted or that other refinancing options will be available in a timely manner.

      Peru

In December 2001, Global acquired an interest in Electroandes, a 183 MW hydroelectric facility in Peru. Part of the purchase price was financed with a $100 million one year bridge loan maturing in December 2002. The loan facility provides that the maturity date may be extended for six months if certain conditions are met. No assurances can be given that the loan will be extended.

      India

We have a 20% interest in a 330 MW Naphtha/natural gas fired plant in the Indian state of Tamil Nadu. Our investment exposure in this facility is approximately $44 million. Power from the facility is sold under a long-term power purchase agreement with the Tamil Nadu Electricity Board (TNEB) which sells the power to retail end user customers. The TNEB has not been able to make full payment to the project for the purchase of energy under contract due to an overall poor liquidity situation. The current past due receivable at the project company is $55 million, our share of which is $11 million.

      Poland

In June 2002, Global completed its acquisition of 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant, located in Poland and in June 2002 increased its ownership interest to approximately 50%. The transaction includes the obligation to purchase additional shares in 2004 that will bring Global's aggregate interest in Skawina to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts. The sale is part of the Polish Government's energy privatization program. Global has expended $31 million during 2002 for its approximately 50% ownership interest and the total equity investment is expected to be approximately $44 million.

      Tunisia

Global owns a 60% interest in Carthage Power Company (CPC), a 471 MW gas-fired combined-cycle electric generation facility located in Rades, Tunisia. CPC has entered into a 20-year power purchase contract for the sale of 100% of the output to Societe Tunisienne de l' Electricite et du Gaz (STEG). The contract called for the plant to be operational by November 24, 2001, however, due to delays in construction, this deadline was not met. STEG has declared that it is entitled to liquidated damages at the rate of $67 thousand a day since November 24, 2001 in accordance with the terms of the power purchase contract. CPC is contesting STEG's claim and the two parties are

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

currently under negotiation to settle this dispute. The facility was built by Alstom Centrales Energetiques SA, (Alstom) an independent contractor, who was also obligated to complete construction by September 3, 2001. CPC believes it is entitled to liquidated damages from Alstom in amounts greater than the claims by STEG. Such liquidated damages are secured by letters of credit totaling $30 million.

      Other

We, and/or Global have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $244 million as of September 30, 2002. The guarantees consist of a $61 million equity commitment for ELCHO in Poland, $55 million of support for Skawina, $56 million of various guarantees for Dhofar Power Company in Oman, a $25 million guarantee related to bond payment obligations of Chilquinta in connection with electric distribution companies in Chile and Peru and various other guarantees comprising the remaining $47 million. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt. Any downward revision in the current ratings of our Senior Notes would require the issuance of letters of credit to replace the existing guarantees of $61 million for ELCHO and $25 million for Chilquinta.

We and our equity method investees are involved in various legal actions arising in the normal course of business. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of these proceedings, although no assurances can be given.

Energy Technologies

In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, we would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of September 30, 2002, Energy Technologies' tangible equity was $105 million. We are in the process of negotiating alternate support arrangements with bond issuers, including an indemnification agreement, which is likely to be executed in the near future. As of September 30, 2002, Energy Technologies had $220 million of such bonds outstanding, of which $46 million was at risk in ongoing construction projects. We expect to reduce this amount over time as part of its exit from this business. The performance bonds are not included in the $244 million of guaranteed obligations, discussed above. No assurances can be given that we will be successful in extinguishing these obligations.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Financial Information by Business Segments

      Information related to the segments of Energy Holdings' business is detailed below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Energy                       Consolidated
                                                          Global         Resources      Technologies      Other(A)         Total
                                                          ------         ---------      ------------      --------      ------------
                                                                                    (Millions of Dollars)
For the Quarter Ended
September 30, 2002:
Total Operating Revenues .......................         $   145          $    57         $    10          $    --          $   212
Loss from Discontinued Operations ..............         $    --          $    --         $    (3)         $    --          $    (3)
Segment Earnings (Loss) Available
  to PSEG ......................................         $    20          $    17         $    (1)         $    (2)         $    34

------------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
September 30, 2001:
Total Operating Revenues .......................         $   101          $    50         $     8          $    --          $   159
Income (Loss) from Discontinued
Operations .....................................         $     2          $    --         $    (5)         $    --          $    (3)
Segment Earnings (Loss) Available
  to PSEG ......................................         $    18          $     9         $    (3)         $    (1)         $    23

------------------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2002:
Total Operating Revenues .......................         $   387          $   135         $    22          $     1          $   545
Loss from Discontinued Operations
  (including loss on disposal) .................         $    (9)         $    --         $   (32)         $    --          $   (41)
Cumulative Effect of a Change in
  Accounting Principle .........................         $   (88)         $    --         $   (32)         $    --          $  (120)
Segment (Loss) Earnings Available
  to PSEG ......................................         $  (399)         $    26         $   (62)         $    (4)         $  (439)

------------------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2001:
Total Operating Revenues .......................         $   226          $   134         $    20          $     1          $   381
Income (Loss) from Discontinued
  Operations ...................................         $     2          $    --         $   (19)         $    --          $   (17)
Cumulative Effect of a Change in
  Accounting Principle .........................         $     9          $    --         $    --          $    --          $     9
Segment Earnings (Loss) Available
  to PSEG ......................................         $    77          $    27         $   (15)         $    --          $    89

------------------------------------------------------------------------------------------------------------------------------------

As of September 30, 2002:
Total Assets ...................................         $ 3,893          $ 3,174         $   206          $  (267)         $ 7,006

------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2001:
Total Assets ...................................         $ 4,074          $ 3,026         $   290          $    49          $ 7,439

------------------------------------------------------------------------------------------------------------------------------------

(A) Other activities include amounts applicable to Energy Holdings (parent corporation), Enterprise Group Development Corporation, PSEG Capital Corporation and intercompany eliminations.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Geographic information for Energy Holdings is disclosed below:

                                                                  Revenues (1)                              Identifiable Assets(2)
                                                -----------------------------------------------------    ---------------------------
                                                     Quarter Ended               Nine Months Ended
                                                     September 30,                 September 30,
                                                ----------------------        -----------------------    September 30,  December 31,
                                                  2002          2001            2002           2001          2002           2001
                                                --------      --------        --------       --------    -------------  ------------
                                                                              (Millions of Dollars)
United States ............................       $   56         $   60         $  151         $  183      $2,525         $2,675
Foreign Countries ........................          156             99            394            198       4,481          4,764
                                                 ------         ------         ------         ------      ------         ------
     Total ...............................       $  212         $  159         $  545         $  381      $7,006         $7,439
                                                 ------         ------         ------         ------      ------         ------

Assets in foreign countries include:
   Chile .........................................         $  878         $  880
   Netherlands ...................................            961            911
   Argentina .....................................             --            737
   Peru ..........................................            566            520
   Tunisia .......................................            337            245
   India(3) ......................................            306            288
   Poland ........................................            329            166
   Brazil ........................................            204            282
   Other .........................................            900            735
                                                           ------         ------
      Total ......................................         $4,481         $4,764
                                                           ======         ======

(1) Revenues are attributed to countries based on the locations of the investments.

(2) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of pre-tax foreign currency translation adjustment of $359 million and $283 million as of September 30, 2002, and December 31, 2001, respectively.

(3) $234 million and $253 million relates to our Tanir Bavi operations as of September 30, 2002 and December 31, 2001, respectively. For description of the discontinued operations of Tanir Bavi, see Note 3. Discontinued Operations.

The table below reflects our investment exposure in Latin American countries, through Global:

                             Investment Exposure          Equity Exposure
                        ---------------------------  ---------------------------
                        September 30,  December 31,  September 30,  December 31,
                           2002           2001           2002          2001
                        -------------  ------------  -------------  ------------
                                        (Millions of Dollars)
Argentina .............     $ --          $632         $ --          $632
Brazil ................      433           467          221           298
Chile .................      562           542          466           465
Peru ..................      443           387          435           388
Venezuela .............       52            53           52            53

The investment exposure consists of our invested equity plus equity commitment guarantees. Equity exposure is equal to our investment exposure net of foreign currency translation adjustments, reflected in other comprehensive income.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Comprehensive (Loss) Income

                                                                               Quarter Ended                   Nine Months Ended
                                                                               September 30,                     September 30,
                                                                        -------------------------          ------------------------
                                                                          2002             2001              2002             2001
                                                                        --------         --------          -------           ------
                                                                                            (Millions of Dollars)
Net (Loss) Income ............................................            $ 40             $ 29             $(422)            $ 106
Foreign currency translation adjustments (A) .................             (49)             (37)             (135)              (75)
Reclassification adjustment for losses
   included in net income ....................................              --               --                69                --
Cumulative effect of a change in accounting
   principle (net of tax of $14 and
   minority interest of $12) .................................              --               --                --               (15)
Current period declines in fair value of
  derivative instruments-net (B) .............................             (19)             (18)              (40)              (19)
                                                                          ----             ----             -----             -----
Comprehensive (Loss) Income ..................................            $(28)            $(26)            $(528)            $  (3)
                                                                          ====             ====             =====             =====

(A) Net of tax of $5 million and $4 million for the quarters ended September 30, 2002 and 2001, respectively, and $44 million and $8 million for the nine months ended September 30, 2002 and 2001, respectively.

(B) Net of tax and minority interest of $22 million and $41 million for the quarter and nine months ended September 30, 2002, respectively.

Note 10. Related-Party Transactions

Administrative Costs

PSEG Services Corporation (Services) provides and bills administrative services to us on a monthly basis. Our costs related to such services amounted to $15 million and $24 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Additional Paid-in Capital

For the nine months ended September 30, 2002, PSEG invested $300 million of additional equity in us, the proceeds of which were used to repay short-term debt and fund additional investments at Global.

Loans to TIE

In April 1999, Global and its partner, Panda Energy International, Inc., established Texas Independent Energy, L.P. (TIE), a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. As of September 30, 2002 and December 31, 2001, Global's investments in the TIE partnership include $74 million and $165 million, respectively, of loans that earn interest at an annual rate of 12% that are being repaid over the next 10 years. Cash payments are currently being received from the projects for the full amount of interest on such loans to TIE. However, only 50% of the interest income is recognized in earnings, representative of the portion of the project not owned by Global.

Loans to GWF Energy

Global's permanent equity investment in GWF Energy's plants, including contingencies, is not expected to exceed $150 million after completion of project financing, which is currently expected to occur in the first quarter of 2003. Pending completion of project financing, Global provided GWF Energy approximately $98 million of secured loans to finance the purchase of turbines. The turbine loans bear interest at rates ranging from 12% to 15% per annum and are payable in installments beginning May 31, 2002, with final maturity no later than December 31, 2002. As of

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002, the secured loans to finance the purchase of turbines was $87 million. Global has also provided GWF Energy up to $74 million of working capital loans to fund construction costs pending completion of project financing. Such loans earn interest at 20% per annum and are convertible into equity at Global's option. During the third quarter of 2002, Global converted $55 million of such working capital loans to equity, which increased Global's ownership of GWF Energy to 74%, and reduced the working capital loan balance to $19 million as of September 30, 2002. Since the partnership agreement stipulates that the condition for control is ownership of 75% of the voting stock, our investment in GWF Energy is recorded in accordance with the equity method. Harbinger GWF LLC has the right to buy back from Global up to one-half of the reduction of its equity ownership in GWF Energy from the 50% ownership level. Such right terminates at the earlier of project financing or June 30, 2003. The loan structures were put in place to provide Global with a preferential cash and earnings distribution from the project similar to our subordinated loans for our Texas facility. For a discussion of the commercial dates of operation and issues of the construction process with respect to these three plants, see Note 7. Commitments and Contingencies.

Note 11. Subsequent Events

PSEG Energy Holdings L.L.C.

PSEG Energy Holdings L.L.C., a New Jersey limited liability company, is the successor to PSEG Energy Holdings Inc. pursuant to a merger which was consummated in October 2002. PSEG Energy Holdings L.L.C. was the surviving entity in the merger. The merger was consummated to change the form of the business from a corporation to a limited liability company. PSEG Energy Holdings L.L.C. succeeded to all the assets and liabilities of PSEG Energy Holdings Inc. in accordance with the New Jersey Limited Liability Company Act. PSEG Energy Holdings L.L.C. has succeeded to PSEG Energy Holdings' Inc. reporting obligations under the Securities Exchange Act of 1934, as amended (the Exchange
Act).

As part of the PSEG Energy Holdings L.L.C. reorganization, PSEG Resources Inc. became a wholly owned subsidiary of PSEG Resources LLC, a newly formed New Jersey limited liability company. PSEG Resources LLC is wholly owned by PSEG Energy Holdings L.L.C. This reorganization is expected to have a positive impact on earnings in future periods.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 affecting our consolidated financial condition and the results of operations of us and our subsidiaries. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Corporate Structure

Unless the context otherwise indicates, all references to "Energy Holdings", "we", "us" or "our" herein mean PSEG Energy Holdings Inc. and its consolidated subsidiaries. For a discussion of the formation of PSEG Energy Holdings L.C.C. as the successor to PSEG Energy Holdings Inc. in October 2002, see Note 11. Subsequent Events of the Notes. Energy Holdings has three principal direct wholly-owned subsidiaries: PSEG Global Inc. (Global), PSEG Resources LLC. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital) and is also the parent of Enterprise Group Development Corporation (EGDC), a commercial real estate property management business, and is conducting a controlled exit from this business.

Overview of the Quarter and Nine Months Ended September 30, 2002

Earnings (Loss) Available to PSEG for the quarter and nine months ended September 30, 2002 was income of $34 million and losses of $439 million, respectively. These results include after-tax charges of $535 million for the nine months ended September 30, 2002, related to the asset impairment of investments in Argentina and losses from operations of those impaired assets, discontinued operations of Energy Technologies' HVAC/mechanical operating companies and a generating facility in India and goodwill impairment charges. These charges discussed above are summarized in the following table:

                                       Quarter Ended         Nine Months Ended
                                    September 30, 2002      September 30, 2002
                                    --------------------------------------------
                                            (Millions of Dollars)
                                    --------------------------------------------
Global
Argentina - EDEERSA and Assets Held
 for Sale to AES
           Write-down of Investment        $ --                    $374
           Goodwill Impairment               --                      36
                                           ----                    ----
      Total Argentina                        --                     410
                                           ----                    ----
India - Tanir Bavi
           Discontinued Operations           --                       9
           Goodwill Impairment               --                      18
                                           ----                    ----
    Total Tanir Bavi                         --                      27
                                           ----                    ----
Brazil - RGE
           Goodwill Impairment               --                      34
                                           ----                    ----
  Total for Global                           --                     471
                                           ----                    ----

Energy Technologies
           Discontinued Operations            3                      32
           Goodwill Impairment               --                      32
                                           ----                    ----
  Total Energy Technologies                   3                      64
                                           ----                    ----
    Total                                  $  3                    $535
                                           ====                    ====

For the quarter and nine months ended September 30, 2002, excluding the above charges, Earnings Available to PSEG were $37 million and $96 million, respectively. Comparable earnings for the quarter and nine months ended September 30, 2001 were $26 million and $98 million, respectively. The increase in earnings for the quarter ended September 30, 2002, excluding these charges, as compared to the same period in the prior year was primarily due to the acquisitions late in 2001 of SAESA and Electroandes, increased earnings at RGE, as well as the commencement of operations at the generation facility in Rades, Tunisia (Rades) at Global, and higher Net Investment Gains (Losses) in Resources' leveraged buyout funds. These increases were partially offset by decreased earnings at GWF and TIE.

The flat earnings performance for the nine months ended September 30, 2002, excluding the above charges, as compared to the nine months ended September 30, 2001, was primarily due to the acquisitions late in 2001 of SAESA and Electroandes, increased earnings at RGE, as well as the commencing of operations by Rades at Global, and increased leveraged lease income at Resources partially offset by decreased earnings at GWF and TIE and lower Net Investment Gains (Losses) in Resources' leveraged buyout funds.

See Results of Operations for further analysis.

Future Outlook

We are a part of PSEG's diversified portfolio. In order to achieve our business objectives, Global will focus on improving the profitability of its generation and distribution investments. Resources, with recent investments and less exposure to its investment in the KKR leveraged buyout funds, expects to continue to be a steady contributor to earnings and cash flows. Resources' assets generate cash flow and earnings in the near term, while investments at Global generally have a longer time horizon before achieving expected cash flow and earnings. Also, Resources' passive lower-risk assets serve to balance the higher risk associated with operating assets at Global.

While Global realized substantial growth in 2001, significant challenges developed during the fourth quarter of 2001, and have continued into 2002. These challenges include the Argentine economic, political and social crisis, the soft power market in Texas (see Business Environment), recent developments in India (see Note 3. Discontinued Operations and Note 7. Commitments and Contingencies of the Notes and Business Environment) and the worldwide economic downturn. The financial effects of several of these challenges are behind us as a result of the changes we recorded in the second quarter of 2002. Also, we have recently reached a settlement with AES related to our investments held for sale in Argentina, receiving $15 million and notes that would yield an additional $15 million due to mature on various dates ending July 2003. Similarly, we have completed the sale of our investment in Tanir Bavi at its reduced carrying value, receiving proceeds of approximately $45 million in October 2002. Going forward Global has limited its spending to contractual commitments and refocused its strategy from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets. Modest growth planned at Resources is dependent upon availability of potential investments meeting certain profit thresholds.

In early 2002, we began to evaluate the future prospects of Energy Technologies' business model and its fit in our portfolio given the slower pace of retail energy deregulation in the markets in which we are active, as well as, the substandard performance of Energy Technologies since its inception. In June 2002, we adopted a plan to sell our interests in the HVAC/mechanical businesses and DSM investments of Energy Technologies. In the third quarter of 2002, we decided to continue to own the DSM investments and anticipate continued profitability. For further discussion of the discontinued operations of Energy Technologies, see Note 3. Discontinued Operations of the Notes.

      Factors Affecting Future Outlook

Our success will be dependent, in part, on our ability to mitigate risks presented by our international strategy. The economic and political conditions in certain countries where Global has investments present risks that may be different than those found in the United States including: renegotiation or nullification of existing contracts, changes in law or tax policy, interruption of business, risks of nationalization, expropriation, war, and other factors. Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries in which Global has interests, economic and monetary conditions and other factors could affect Global's ability to convert its cash distributions to US Dollars or other freely convertible currencies and move funds. Furthermore, the central bank of any such country may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors. Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, US Dollars or a currency freely convertible into US Dollars, its ability to do so in all cases may be limited.

The international risks discussed above can potentially be magnified due to the volatility of foreign currencies. The foreign exchange rates of the Brazilian Real, Chilean Peso and Peruvian Sol have recently weakened due to various political and economic factors. This could result in comparatively lower contributions from our distribution investments in US Dollar terms. While we still expect certain investments in Latin America to contribute significantly to our earnings in the future, the political and economic risks associated with this region could have a material adverse impact on our remaining investments in the region.

In addition, we have exposure to the equity and debt markets through our use of short-term financing, the potential impact to Resources' investment in the KKR leveraged buyout funds, and other equity and debt investments held by us. Also, increases in the cost of capital, which could result from market and lender concerns regarding us, our industry, United States and international economic conditions and other factors, could make it more difficult for us to enter into profitable investments. Recent market trends could also affect our ability to access capital, potentially impacting both our business plans and opportunities as well as our liquidity. For example, we have significantly trimmed our future capital expenditure programs in response to changes in the financial marketplace and pressures on leverage ratios. Also, changes in our credit ratings by rating agencies could significantly impact our access to capital, cost of capital, ability to meet earnings expectations and future business plans. We are also subject to credit risk, particularly within our unregulated businesses.

See Business Environment and Credit Risk for further discussion, including recent events regarding the credit ratings of certain counterparties to Resources' leveraged leases.

Results of Operations

Energy Holdings -- Revenues

Revenues increased $53 million or 33% to $212 million and $164 million or 43% to $545 million for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001.

Revenues for the quarter ended September 30, 2002 were favorably impacted by increased revenues of $44 million at Global of which $31 million was related to the acquisition late in the third quarter of 2001 of SAESA, a Chilean distribution company and $10 million was related to the acquisition in the fourth quarter of 2001 of Electroandes, a Peruvian generation company. Revenues also increased $32 million due to the generation facility located in Rades, Tunisia commencing operation via a retroactive commercial operating date in the second quarter of 2002. Also contributing $16 million to the increase in revenues was Skawina in Poland in which we purchased a majority ownership late in the second quarter of 2002. Revenues further increased by $8 million due to improved earnings from RGE, a Brazilian electric distribution company, as new regulatory changes allow RGE to recover from customers prior tariff charges previously expensed. Partially offsetting these increases was a decrease at EDEERSA of $18 million, which reflects the ongoing economic crisis in Argentina. There were also decreased earnings totaling $9 million at our GWF generation facilities due to the reversal of an accounts receivable reserve in 2001 related to California Power Exchange pricing in 2001 and lower energy prices in 2002 as compared to 2001; and decreased earnings of $8 million at our TIE generation facilities due to lower energy prices in 2002 as compared to 2001.

In addition to the overall increase at Global, revenues also increased by $7 million in the third quarter of 2002 at Resources. The increase at Resources was primarily related to higher Net Gains (Losses) on Investments resulting from no net change in the carrying value of publicly traded and private securities held within the KKR leveraged buyout funds in the third quarter of 2002, as compared to a $8 million loss in the same period of 2001.

Revenues for the nine months ended September 30, 2002 were favorably impacted by increased revenues of $161 million at Global of which $142 million was related to the acquisitions of SAESA and Electroandes. Revenues also increased $32 million due to the inception of operations at Rades as discussed above. Also contributing $16 million to the increase in revenues was Skawina, in which we purchased a majority ownership late in the second quarter of 2002 as discussed above. Revenues further increased at Global by $21 million due to improved earnings from RGE as a result of the new regulatory changes described above. Partially offsetting these increases were decreases in earnings of $18 million at GWF and $17 million at TIE as a result of lower energy prices.

In addition, Resources had a slight increase in revenues due to an increase of $16 million from higher leveraged lease income from continued investment by Resources in such financing transactions. This increase was mostly offset by lower Net Gains (Losses) on Investments of $15 million, of which $26 million resulted from a decrease in the carrying value of private equity securities within certain leveraged buyout funds.

Energy Holdings -- Operating Expenses

Operating expenses increased $44 million to $109 million and $640 million to $752 million for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001. The operating expenses for the nine months ended September 30, 2002 include a $515 million charge associated with the write-down of all Argentine investments and certain loss contingencies. Our investments in the Argentine operations were deemed to be fully impaired and we recorded a $506 million write-down of project investments. In connection with our plans to exit these businesses in Argentina, we recorded loss contingencies of $7 million associated with certain potential interest payment defaults at the project level and an additional $2 million of legal fees for the nine months ended September 30, 2002. The loss contingencies and legal fees were recorded as a component of administrative and general expenses.

For the nine months ended September 30, 2002, operating expenses, less expenses associated with the $515 million impairment of our Argentine investments, increased $125 million or 112%, from the comparable period in 2001. The increases for the quarter and nine months ended September 30, 2002 were primarily due to operating expenses incurred at SAESA and Electroandes. The operating expenses for the comparable periods in 2001 did not include expenses for Electroandes as it was purchased in the fourth quarter of 2001, and included only a portion of expenses for SAESA as it was purchased late in the third quarter of 2001.

Energy Holdings -- Interest Expense - Net and Preferred Stock Dividend Requirements

Interest Expense -- Net and Preferred Stock Dividend Requirements increased $10 million or 18% to $65 million and $44 million or 32% to $183 million for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001. The increase was primarily due to interest expense associated with the $550 million of 8.5% Senior Notes issued in June 2001, the $400 million of 8.625% Senior Notes issued in February 2001 and the $135 million of 8.625% Senior Notes issued in June 2002. The proceeds from the sale of Senior Notes were used for general corporate purposes, including the funding of the aforementioned acquisitions. In addition, interest expense increased from non-recourse financings at SAESA, EDEERSA and Electroandes. Partially offsetting these increases was reduced interest expense associated with the repayments of $35 million PSEG Capital Corporation (PSEG Capital) 6.73% Medium-Term Notes in June 2001, $135 million 6.74% Medium-Term Notes in October 2001, $98 million variable rate Medium-Term Notes in June 2002 and $100 million variable-rate Medium-Term Notes in July 2002.

At September 30, 2002 and December 31, 2001, we had total debt outstanding of $3.280 billion and $3.395 billion, respectively, of which $959 million and $909 million, respectively, is non-recourse to us. At September 30, 2002, and December 31, 2001, there was non-recourse debt related to our discontinued operations of $160 million and $137 million, respectively, that is excluded from total debt outstanding, noted above. Such amounts are classified as a component of Current Liabilities of Discontinued Operations and are no longer classified as long-term debt outstanding on our Consolidated Balance Sheets.

Energy Holdings -- Losses From Discontinued Operations

      Energy Technologies

Energy Technologies is comprised of 11 HVAC/mechanical operating companies and an asset management group which includes various DSM investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment.

DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

In June 2002, we formally executed a plan to sell our interests in the HVAC/mechanical operating companies. We have retained the services of an investment-banking firm to market the HVAC/mechanical operating companies to interested parties and they have completed an analysis of the fair market value of the operating companies. The sale of the HVAC/mechanical operating companies is expected to be completed by June 30, 2003. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods were reclassified to conform to the current year's presentation.

We have reduced the carrying value of these related investments to their estimated net realizable value, and incurred a loss on disposal for the nine months ended September 30, 2002 of $20 million (after-tax). The operating results of these discontinued operations for the quarter and nine months ended September 30, 2002, yielded additional losses of $3 million (after-tax) and $12 million (after-tax), respectively.

      Tanir Bavi

As of Septmber 30, 2002, Global owned a 74% interest in Tanir Bavi Power Company Private Ltd. (Tanir Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. A plan to exit Tanir Bavi was adopted in June 2002. Global signed an agreement in August 2002 under which an affiliate of its partner in this venture, GMR Vasavi Group, a local Indian company, purchased Global's majority interest in Tanir Bavi. The sale was completed in October 2002. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. In the second quarter, we reduced the carrying value of Tanir Bavi to the contracted sales price of $45 million and recorded a loss on disposal of $14 million (after-tax). The operating results of Tanir Bavi for the six months ended June 30, 2002 yielded income of $5 million (after-tax).

For information  regarding goodwill  impairment  associated with Tanir Bavi, see
Note 2. Recent Accounting Pronouncements and Note 4. Asset Impairments.

Energy Holdings -- Cumulative Effect of Change in Accounting Principle

We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at RGE, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. This impairment charge has been recorded as of January 1, 2002 as a component of the Cumulative Effect of a Change in Accounting Principle and is reflected in Consolidated Statement of Operations for the nine months ended September 30, 2002. The $53 million of goodwill at Energy Technologies and the $27 million of goodwill at Tanir Bavi as of December 31, 2001 has been reclassified into Current Assets of Discontinued Operations on our Consolidated Balance Sheets. For further detail regarding the goodwill impairments at Energy Technologies and Tanir Bavi, see Note 3. Discontinued Operations of the Notes.

Energy Holdings -- Earnings (Losses) Before Interest and Taxes (EBIT)
Contribution

EBIT includes operating income, other income and minority interest. Such EBIT includes earnings before interest and tax expense recorded on consolidated projects, the sum of which is senior to our recourse interest expense. The results of operations for each of our business segments are explained below with reference to the EBIT contribution. We borrow on the basis of a combined credit profile to finance the activities of our subsidiaries. As such, we manage the capital structure of each of our subsidiaries. Debt at each subsidiary is evidenced by demand notes payable to us and/or PSEG Capital.

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

                                          Earnings (Losses) Before Interest
                                               and Taxes Contribution
                                       -----------------------------------------
                                         Quarter Ended         Nine Months Ended
                                         September 30,           September 30,
                                       -----------------      ------------------
                                        2002        2001       2002        2001
                                       -----       -----      -----       -----
                                                (Millions of Dollars)
EBIT:
     Global .....................      $  62       $ 46       $(378)      $ 143
     Resources ..................         55         46         125         122
     Energy Technologies ........          3          3           5           6
     Other ......................         (2)        (2)         (7)         (5)
                                       -----       ----       -----       -----
Total EBIT ......................      $ 118       $ 93       $(255)      $ 266
                                       =====       ====       =====       =====

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

In the fourth quarter of 2000, Global increased its interest in Carthage Power Company, an electric generation facility then under construction in Rades, Tunisia from 35% to 60% and completed project financing for a 55% economic interest in ELCHO, a power plant in Poland with the expectation of an increase to a 90% economic interest by 2003.

In the first quarter of 2001, Global increased its interest in Tanir Bavi, an electric generation facility in India from 49% to 74%. (For a discussion of our sale of Tanir Bavi, see above and Note 3. Discontinued Operations of the Notes.) In the second quarter of 2001, Global increased its interest in EDEERSA, an electric distribution facility in Argentina from 41% to 90%. In the third quarter of 2001, Global purchased a 94% interest and an additional 6% interest in the fourth quarter of 2001 in SAESA, a group of companies consisting of four distribution companies and one transmission company that provide electric service in Chile and a distribution company in Argentina. In the fourth quarter of 2001, Global acquired Electroandes, a hydroelectric generation and transmission company in Peru. The accounts of Global include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which Global exercises control.

In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant, located in Southern Poland and in June 2002 completed such 35% acquisition and purchased an additional approximate 15%, increasing its ownership to approximately 50%. Global consolidated the balance sheet, statement of operations and statement of cash flows of Skawina as of September 30, 2002.

Summary Results -- Global

                                              Quarter Ended    Nine Months Ended
                                              September 30,       September 30,
                                              -------------    -----------------
                                              2002    2001      2002      2001
                                              ----    -----    -----      ----
                                                   (Millions of Dollars)
EBIT:
Revenues .................................    $145    $ 101     $ 387     $ 226
Expenses .................................      95       53       714        80
                                              ----    -----     -----     -----
Operating Income (Loss) ..................      50       48      (327)      146
Other Income (Loss) and Minority Interests      12       (2)      (51)       (3)
                                              ----    -----     -----     -----
EBIT .....................................    $ 62    $  46     $(378)    $ 143
                                              ====    =====     =====     =====

Global's EBIT contribution increased $16 million or 35% and decreased $521 million for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001.

The Global EBIT contribution increase for the quarter ended September 30, 2002 was primarily related to the acquisitions of SAESA late in the third quarter of 2001 and of Electroandes in the fourth quarter of 2001. Earnings also increased due to the generation facility located in Rades, Tunisia commencing operation via a retroactive commercial operating date in the second quarter of 2002 and favorable regulatory changes at RGE. Partially offsetting these increases were decreases at GWF due to the reversal of an accounts receivable reserve in 2001 related to California Power Exchange pricing in 2001 and lower energy prices in 2002 as compared to 2001; and decreased earnings at our TIE generation facilities due to lower energy prices in 2002 as compared to 2001.

The Global EBIT contribution decrease for the nine months ended September 30, 2002 was due primarily to the $515 million of operating expenses associated with the write-down and certain loss contingencies associated with its Argentine investments. Investments in the Argentine operations were deemed to be fully impaired and we recorded a $506 million write-down of project investments. In connection with our plans to exit these businesses, we recorded loss contingencies of $7 million associated with certain potential interest payment defaults at the project level and an additional $2 million of legal fees for the nine months ended September 30, 2002. The loss contingencies and legal fees were recorded as a component of administrative and general expenses.

For the nine months ended September 30, 2002, the Global EBIT contribution, less the $515 million of operating expenses associated with the asset impairments and loss contingencies in Argentina, decreased $6 million or 4% as compared to the same period in 2001. The decrease is primarily driven by marking the US Dollar denominated debt at EDEERSA to a devaluing Argentine Peso and reduced earnings from our investments in TIE and GWF Energy. These decreases were partially offset by earnings from SAESA and Electroandes and increased earnings from RGE.

Global's EBIT contribution for the nine months ended September 30, 2002, adjusted for the $515 million of operating expenses related to the write-down in Argentina and the $59 million loss at EDEERSA associated with currency translation, was $197 million. Such EBIT includes earnings before interest and tax expense recorded on consolidated projects, the sum of which is senior to our recourse interest expense. The combined amounts of project-level interest and tax expense for the quarter and nine months ended September 30, 2002 were $4 million and $12 million, respectively. The following summarizes the net contribution to EBIT by Global projects in the following regions for the quarter and nine months ended September 30, 2002 and September 30, 2001 excluding
Argentina:

                                        Quarter Ended         Nine Months Ended
                                        September 30,           September 30,
                                      ----------------        -----------------
                                      2002        2001        2002        2001
                                      ----        ----        ----        -----
                                                (Millions of Dollars)
North America .................        $20        $ 33         $83        $ 114
Chile .........................         16           9          54           18
Peru ..........................         14           7          37           21
Brazil ........................          5          (5)         18           (5)
Asia Pacific ..................          3           2           6            5
All Other .....................         14          --          19            3

For a description of financial derivatives and their impacts to our consolidated financial statements, see Note 6. Financial Instruments and Risk Management of the Notes.

Global investments include partnership  interests in seven qualifying facilities
(QFs) in California that sell power under long-term energy and capacity contracts to Pacific Gas & Electric Company (PG&E). These facilities realized decreased operating earnings for the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001 due to lower energy prices in 2002. In 2001, certain of these generation facilities had benefited from the historically high wholesale power prices in the California power market, as the contract terms allowed for certain variable energy pricing. The energy output of these facilities is currently under a fixed energy contract amendment for a period of five years ending in July, 2006 to PG&E and earnings are likely to be less volatile in future periods.

In May 2001, GWF Energy, a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a ten-year PPA with CDWR to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaking Plants. The Hanford Peaking Plant, a 90 MW facility, was completed and began operation in August 2001. In early 2002, the Hanford Peaking Plant was taken off-line for a scheduled environmental upgrade for a period of three months and returned to operation in the third quarter of 2002. During the six months ended June 30, 2002, the facilities realized operating losses as no revenues were earned during the outage. The facility returned to operations and recognized profits in the third quarter of 2002. The capacity prices in the ten-year contract exceed $200/KW year and decline over the life of the contracts. The earnings stream from the contract is levelized over its term. This indicates that project cash flow will exceed earnings as some of the project income will be deferred. Over the next five years, our estimates show that our share of project cash will exceed our share of income by $30 million on a cumulative basis.

For a discussion of the Texas power market, see Business Environment.

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

Summary Results -- Resources

                                        Quarter Ended         Nine Months Ended
                                        September 30,           September 30,
                                      ----------------        -----------------
                                      2002        2001        2002        2001
                                      ----        ----        ----        -----
                                                (Millions of Dollars)
Revenues .........................    $57         $50         $135        $134
Expenses .........................      4           4           12          12
                                      ---         ---         ----        ----
Operating Income .................     53          46          123         122

Other Income .....................      2          --            2         --
                                      ---         ---         ----        ----
EBIT .............................    $55         $46         $125        $122
                                      ===         ===         ====        ====

Resources' EBIT contribution increased $9 million or 20% and $3 million or 2% for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001.

Resources' EBIT contribution increased for the quarter ended September 30, 2002 primarily due to higher Net Gains (Losses) on Investments as compared to the third quarter of 2001. There was no gain or loss resulting from a change in the carrying value of the publicly traded securities within Resources' leveraged buyout funds in the third quarter of 2002 which compares to a loss of $8 million in the third quarter of 2001 as a result of a decrease in the carrying value of the publicly traded securities within those funds.

The slight increase in Resources' EBIT contribution for the nine months ended September 30, 2002 was primarily due to an increase of $16 million from higher leveraged lease income from continued investment by Resources in such financing transactions. This increase was mostly offset by lower Net Gains (Losses) on Investments of $15 million, of which $26 million resulted from a net decrease in the carrying value of private equity securities within certain leveraged buyout funds.

The  following  summarizes  Resources'  lease  revenue  for the quarter and nine
months  ended   September  30,  2002  and  2001  by  credit   quality  of  lease
counter-parties.

                                          Quarter Ended       Nine Months Ended
                                          September 30,         September 30,
                                        ----------------      -----------------
                                        2002        2001      2002        2001
                                        ----        ----      ----        -----
                                                (Millions of Dollars)
Lease Revenue--Investment Grade (1) ..   $37        $38       $113        $100
Lease Revenue--Non-Investment
 Grade or not rated ..................    20         20         60          56
                                         ---        ---       ----        ----
Total ................................   $57        $58       $173        $156
                                         ===        ===       ====        ====

Cash Flow Available From
 Leveraged Leases (2)(3) .............    81         80        245         212

(1) Investment Grade means rated at least investment grade by both S&P and Moody's. For S&P, the minimum investment grade rating is BBB-. For Moody's, the equivalent minimum investment grade rating is Baa3.

(2) Over 80% of lease cash flow is provided by tax payments from PSEG pursuant to a tax allocation agreement between PSEG and Energy Holdings.

(3) These amounts are equal to Income from Capital and Operating Leases from the Consolidated Statements of Operations plus Leverage Lease Income, Adjusted for Rents Received from the Consolidated Statements of Cash Flows.

      Energy Technologies

Energy Technologies is comprised of 11 HVAC/mechanical operating companies and an asset management group which includes various DSM investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment.

DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

In June 2002, we formally executed a plan to sell our interests in the HVAC/mechanical operating companies and DSM investments. We have retained the services of an investment-banking firm to market the HVAC/mechanical operating companies to interested parties. In the third quarter of 2002, we decided to continue to own the DSM investments and anticipate continued profitability. The sale of the HVAC/mechanical operating companies is expected to be completed by June 30, 2003.

Summary Results -- Energy Technologies

                                          Quarter Ended       Nine Months Ended
                                          September 30,         September 30,
                                        ----------------      -----------------
                                        2002        2001      2002        2001
                                        ----        ----      ----        -----
                                                (Millions of Dollars)
Revenues ........................        $10         $8        $22         $20
Expenses ........................          7          6         17          15
                                         ---         --        ---         ---
Operating Income ................          3          2          5           5
Other Income ....................         --          1         --           1
                                         ---         --        ---         ---
EBIT ............................        $ 3         $3        $ 5         $ 6
                                         ===         ==        ===         ===

Energy Technologies' EBIT contribution was flat and decreased $1 million or 17% for the quarter and nine months ended September 30, 2002, respectively, from the comparable periods in 2001.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions of our three direct operating subsidiaries, Global, Resources and Energy Technologies.

Financing Methodology

Our capital requirements are met through liquidity provided by internally generated cash flow and external financings. We make equity contributions from time to time to our respective direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. Also, we may from time to time, repurchase debt using funds from commercial paper, debt issuances, and other sources of funding. During the third quarter of 2002, we purchased approximately $19 million of Senior Notes at prices below par value. In October 2002, we purchased an additional $20 million of Senior Notes at prices below par value. From time to time, we may repurchase additional debt securities using funds from operations, asset sales, debt issuances and other sources of funding, and may make exchanges of new securities for outstanding securities. Such repurchases may be at variable prices below, at or above prevailing market prices and may be conducted by way of privately negotiated transactions, open-market purchases, tender or exchange offers or other means. We may utilize brokers or dealers or effect such repurchases directly. Any such repurchases may be commenced or discontinued at any time without notice.

As of September 30, 2002, we have guaranteed equity contribution commitments related to certain of Global's projects of $153 million. In addition, we have other guarantees of $91 million and $1 million relating to Global and Energy Technologies, respectively. At times, we utilize intercompany dividends and intercompany loans (except that PSE&G may not make loans to us or our subsidiaries and affiliates) to satisfy various subsidiary needs and efficiently manage our and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Managers.

External funding to meet our needs, is comprised of corporate finance transactions. The debt incurred is our direct obligation. Some of the proceeds of these debt transactions are used to make equity investments in its subsidiaries.

As discussed below, depending on the particular company, external financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loan facilities, commercial paper and/or project financings. Some of these transactions involve special purpose entities (SPEs), formed in accordance with applicable tax and legal requirements in order to achieve specified beneficial financial advantages, such as favorable tax and legal liability treatment. Substantially, all SPEs are consolidated, where we have a controlling interest.

Global has certain investments that are accounted for under the equity method in accordance with generally accepted accounting principles. Accordingly, an amount is recorded on our balance sheet that is primarily our equity investment and is increased for our pro-rata share of earnings less any dividend distribution from such investments. The companies in which we invest that are accounted for under the equity method have an aggregate $1.89 billion of debt on their combined, consolidated financial statements. Our pro-rata share of such debt is $697 million and is non-recourse to us, Global and PSEG. We are generally not required to support the debt service obligations of these companies.

The availability and cost of external capital could be affected by our performance as well as by the performance of our subsidiaries and affiliates. This could include the degree of structural or regulatory separation between us and our subsidiaries and between Public Service Electric and Gas Company (PSE&G) and its non-utility affiliates and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

Financing for Global's projects and investments is generally provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are typically secured by project and SPE assets and/or cash flows. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by us and/or Global. The consequences of permitting a project-level default include loss of any invested equity by the parent. PSEG has not currently provided any guarantees or credit support to us, except for the minimum net worth maintenance support agreement to PSEG Capital Corporation, a subsidiary of Energy Holdings, which we plan to eliminate upon maturity of PSEG Capital Corporation's debt in May 2003.

Over the next several years, we will be required to refinance maturing debt and expect to incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

The PSEG credit agreements contain cross-default provisions under which a default by it or its major subsidiaries (PSE&G, PSEG Power LLC, Energy Holdings) in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under the agreements.

Our credit agreements contain cross-default provisions under which a default by us or our major subsidiaries (Resources, Global) in an aggregate amount of $5 million, or a default by PSEG in an aggregate amount of $75 million would result in a default and the potential acceleration of payment under the agreements. Our Senior Note Indenture contains cross-default provisions under which a default by us or our major subsidiaries (Resources, Global) in an aggregate amount of $25 million would result in a default and the potential acceleration of payment under the indenture.

A failure to make principal and or interest payments, when due, would be a default under our credit agreements and indentures. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. If a default were to occur, the respective lenders and debt holders, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. A declaration of cross-default could severely limit PSEG's and/or our liquidity and restrict the ability to meet respective debt, capital and, in extreme cases, operational cash requirements which could have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

The credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition. In that event, loan funds may not be advanced.

As explained in detail below, some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given.

The debt indentures and credit agreements do not contain any material "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. We and Global may have to provide collateral for certain commitments if our credit ratings should fall below investment grade.

Credit Ratings

All of our publicly traded debt has received investment grade ratings from each of the three major credit rating agencies. Debt at PSEG Capital has received investment grade ratings from two major credit rating agencies. The changes in the energy industry and the bankruptcy of Enron Corp. are attracting increased attention from the rating agencies, which regularly assess business and financial matters. Given the changes in the industry, attention to and scrutiny of our performance, capital structure and competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of our securities. We will continue to evaluate our capital structure, financing requirements, competitive strategies and future capital expenditures to maintain our current credit ratings.

The current ratings of securities of us and PSEG Capital are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of our securities or those of PSEG Capital and serve to increase those companies' cost of capital and access to capital.

                             Moody's (1)   Standard & Poor's (2)     Fitch(1)
                             -----------   ---------------------   -----------
Energy Holdings
Senior Notes                     Baa3               BBB-               BBB-

PSEG Capital
Medium Term Notes                Baa2               BBB-            Not Rated

(1) On October 11, 2002, Moody's reaffirmed these credit ratings but changed the outlook from Stable to Negative.

(2) Standard and Poor's has established an overall corporate credit rating of BBB for us.

Short-Term Liquidity

We have the following credit facilities for various funding purposes and to provide us liquidity. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. The following table summarizes our various facilities as of September 30, 2002.

                                     Expiration   Total     Primary    Amount
Energy Holdings                         Date     Facility   Purpose  Outstanding
                                     ----------  --------   -------  -----------
                                               (Millions of Dollars)
364-day Revolving Credit Facility     May 2003     $  200   Funding    $   --
Five-year Revolving Credit Facility   May 2004        495   Funding       210
Uncommitted Bilateral Agreement         N/A             *   Funding        43
                                                   ------              ------
       Total                                       $  695              $  253
                                                   ======              ======

*     Availability varies based on current market conditions.

The five-year facility also permits up to $250 million of letters of credit to be issued of which $12 million were outstanding as of September 30, 2002.

Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, depreciation and amortization, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity, plus non-cash, non-recurring charges. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of September 30, 2002, the latest 12 months CFADS coverage ratio was 6.3 and the ratio of recourse indebtedness to recourse capitalization was 0.47 to 1.00.

Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given. In addition, any future growth will depend to a significant degree on PSEG's ability to access capital and our ability to obtain additional financing beyond current levels.

Capital Requirements

Modest growth planned at Resources is dependent upon availability of potential investments meeting certain profit thresholds. Global has refocused its strategy, from accelerated growth to emphasis on increasing the efficiency and returns on its existing assets. We are in the process of exiting Energy Technologies' HVAC/mechanical operating companies and expect to have sold all companies by June 2003. For the nine months ended September 30, 2002, we made net investments totaling approximately $390 million. These investments were net of $118 million of cash inflows primarily from loan repayments received from TIE. These investments include an approximately 50% interest of a coal-fired generation facility in Poland, and additional investments in existing generation and distribution facilities and projects by Global and an investment in a capital lease by Resources. For a discussion of the loans to TIE, see Note 10. Related-Party Transactions of the Notes to Consolidated Financial Statements.

In 2002, Global has expended $31 million during 2002 for its approximately 50% ownership interest in Skawina and the total equity investment is expected to be approximately $44 million. Global plans to increase its ownership interest to 75% over the next few years.

As of September 30, 2002, we had $430 million available for borrowing under our $695 million of bank lines. Additional amounts of up to $100 million from an uncommitted bilateral agreement may be available dependent upon current market conditions. In the third quarter of 2002, PSEG contributed an additional $100 million of equity and is expected to contribute an additional $100 million in the fourth quarter of 2002. We are in the process of reviewing our cost structure and capital investment plans in light of the increasingly risky environment for international investment. Current plans anticipate a build out of Global commitments amounting to a net new investment of $150 million over the next two years, no material investment at Resources for the next two years, and additional investments of approximately $50 million per year thereafter. Resources' investments are discretionary and are dependent upon availability of potential investments meeting certain profit thresholds. We have $314 million of long-term debt due within one year, including $282 million of recourse
Medium-Term Notes (MTNs) maturing by the second half of 2003, of which $30 million matured in October 2002. We have $289 million of recourse Senior Notes due in 2004, and $1.477 billion of recourse Senior Notes due in years subsequent to 2006. Substantially all other debt maturities are non-recourse.

Financing Activities

In May 2002, we renewed our 364-day $200 million Revolving Credit Facility with a group of banks. The new facility matures May 7, 2003. The new facility has identical terms and conditions to the existing facility with the exception of an increase in the pricing spread of .125% per annum for borrowings.

PSEG Capital has a $650 million MTN program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. At September 30, 2002 and December 31, 2001, total debt outstanding under the MTN program was $282 million and $480 million, respectively, maturing in 2003. In October 2002, $30 million of PSEG Capital MTNs matured. We expect to repay the remaining debt and eliminate this borrowing program by the second quarter of 2003.

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

Business Environment

We continue to evaluate the consequences of the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include the continued weakening of certain Latin American currencies, including the Brazilian Real, the Chilean Peso, the Peruvian Nuevo Sol, and the Venezuelan Bolivar, lower energy prices in power markets, including power markets where Global invests in merchant generation assets, and further credit rating downgrades of energy companies, sovereign ratings and certain airlines. As of September 30, 2002, $1.7 billion or 24% of our assets were invested in Latin America, specifically in Brazil, Chile, Peru and Venezuela, $1.236 billion of leveraged leases to domestic energy companies, and $105 million or 1% of our assets were comprised of leveraged leases of seven aircraft leased to five separate lessees.

As of September 30, 2002, we had $50 million, or less than 1%, of our assets invested in the Turboven generation facilities (Turboven), located in Venezuela. Recently, Venezuela has been subject to a loss of capital as the country's debt has been subject to a credit rating downgrade. In February 2002, the government of Venezuela abandoned its crawling currency peg and allowed the Venezuelan Bolivar to float freely with the US Dollar. The Bolivar devalued approximately 48% since year-end 2001 from 758 Bolivars to 1 US Dollar to 1,469 Bolivars to 1 US Dollar as of September 30, 2002. The Turboven power purchase contracts are indexed to the US Dollar as are the fuel supply costs. This implies that, with respect to power purchase contracts, a devaluation should not impact the level of US Dollar revenues realized. Our near term income statement exposure relates to our net monetary position in Bolivars. Since Turboven is a US Dollar functional entity, any receivables and payables that are not indexed to the US Dollar must be re-measured to the US Dollar. The impact of the re-measurement is recorded as a loss or gain to our Consolidated Statements of Operations. The recent devaluation of the Bolivar did not have a material adverse impact on our financial position, results of operations or net cash flows.

Global has $443 million invested in the electric generation and distribution sector in Peru. Recent privatizations in this sector have been cancelled due to pressure from local residents. Such political pressure and disruption may have a negative impact on Global's investments in Peru.

As of September 30, 2002, Global had $227 million invested in two 1,000 MW gas-fired combined-cycle electric generating facilities in Texas, including approximately $74 million of loans earning an annual rate of 12%. The loan structure was put in place to provide Global with a preferential cash and earnings flow from the projects after third-party debt service. Losses of $3 million from TIE, net of $8 million of interest income, were below expectations due to lower energy prices resulting from over-supply of energy in the Texas power market for the nine months ended September 2002. We received $95 million of loan repayments and invested $47 million of equity in the TIE investments for the nine months ended September 30, 2002. Global expects this trend of lower energy prices to continue until the 2004-2005 time frame when market prices are expected to increase, as older less efficient plants in the Texas power market are expected to be retired and the demand for electricity is expected to increase. However, no assurances can be given as to the accuracy of these estimates. Current projections of future cash flows for each plant, using independent market studies for estimating gas and electricity prices, market heat rates and capacity prices, do not indicate the investment to be impaired. We believe that those independent market studies are the best available for estimating future prices. This impairment test was completed as of June 30, 2002 in accordance with SFAS 144 at the project level and no assurance can be given as to the accuracy of the projections used in the analysis.

Continued weakness in the Texas power market will put pressure on TIE's ability to meet financial covenants in its loan documents. Discussions are underway with the projects' lenders to improve flexibility in meeting these covenants. Potential remedies may include additional equity investments by Global in the Texas facilities.

We cannot predict the impact of any further currency devaluations, continued economic slowdown, lower energy prices and potential lessee payment defaults;
however, such impact could have a material adverse effect on our financial condition, results of operations and net cash flows.

For a discussion of the loans to GWF Energy that provide Global with a preferential cash and earnings distribution similar to the loans to TIE, see
Note 10. Related-Party Transactions.

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

Resources also has credit risk related to its investments in leveraged leases, totaling $1.6 billion, which is net of deferred taxes of $1.4 billion, as of September 30, 2002. These investments are significantly concentrated in the energy related industry and have some exposure to the airline industry. Resources is the lessor of domestic generating facilities in several US energy markets. As a result of recent actions of the rating agencies due to concerns over forward energy prices, the credit of some of the transaction lessees, or ultimate guarantors of the lease obligations, was downgraded. As of September 30, 2002, 75% of the lease portfolio were with counterparties that were investment grade as rated by both S&P and Moody's, as compared to 86% at June 30, 2002. Specifically, the lessees in the following transactions were downgraded over the quarter by the rating agencies. Resources' investment in such transactions was approximately $451 million, net of deferred taxes of $266 million as of September 30, 2002.

Resources leases 1,173 MW of coal-fired generation to Reliant Energy Mid Atlantic Power Holdings LLC (REMA), an indirect wholly-owned subsidiary of Reliant Resources Incorporated (RRI). The leased assets are the Keystone, Conemaugh and Shawville generating facilities located in the Pennsylvania New Jersey Maryland Power Pool (PJM) West market in Pennsylvania. In addition to the leased assets, REMA also owns and operates another 2,830 MW located within PJM. REMA is capitalized with over $1 billion of equity from RRI and has no debt obligations senior to the lease obligations. REMA is currently rated BB+ by S&P, and Baa3 by Moody's. As the lessor/equity participant in the lease, Resources is protected with significant lease covenants that restrict the flow of dividends from REMA to its parent, and by over-collateralization of REMA with an additional 2,830 MW of non-leased assets, transfer of which is restricted by the financing documents. Restrictive covenants include historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met, and similar cash flow restrictions if ratings are not maintained at stated levels. The covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn or degradation in operating performance of the leased assets. Resources' investment in the REMA transaction was $125 million, net of deferred taxes of $88 million at September 30, 2002.

Resources is the lessor of the Collins facility to Midwest Generation LLC (Midwest), an indirect subsidiary of Edison Mission Energy (EME). Collins is comprised of 2,698 MW of oil and natural gas fired assets located in the MAIN power market located in the mid-western region of the United States. Midwest has a contract with Exelon to supply capacity and energy for 1,078 MW for Collins through December 2003 with an option to extend. Both Midwest and EME are rated BBB- by S&P and Ba3 by Moody's. In addition to the leased assets Midwest owns and operates an additional 4,459 MW of generation assets. The restrictive covenants protecting us are similar to those noted above in the REMA transaction. Resources' investment in the Collins facility was $108 million, net of deferred taxes of $69 million at September 30, 2002.

Resources also leases the Powerton and Joliet generating stations located in the Mid-American Interconnected Network (MAIN) market to Midwest. Both Powerton and Joliet are coal fired stations comprising 2,896 MW of generating capacity. The lease obligations are guaranteed by EME. The guarantee contains certain restrictive covenants including, but not limited to, additional investment, liens, and sales of non-leased collateral. In addition, EME is required to maintain a minimum net worth equal to $400 million plus cumulative, consolidated net income earned by it and its subsidiaries since 1992 (without subtracting losses). Resources investment in the Powerton and Joliet transaction was $87 million, net of deferred taxes of $74 million at September 30, 2002.

Resources is the lessor of the 370 MW coal fired Danskammer plant to Dynegy Danskammer LLC (Danskammer), and the 1,200 MW natural gas/oil fired Roseton plant to Dynegy Roseton LLC (Roseton). Both Danskammer and

Roseton are indirect subsidiaries of Dynegy Holdings Inc (DHI). The leases obligations are guaranteed by DHI which is currently rated B+ by S&P and B3 by Moody's. Resources' investment in the Danskammer and Roseton transaction was $131 million, net of deferred taxes of $34 million at September 30, 2002.

In the domestic lease transactions described above, Resources has protected its equity investment by providing for the right to assume the debt obligation at its discretion in the event of default by the lessee with the condition that the debt is investment grade. If we were pursuing a debt assumption, we would first seek to renegotiate all relevant terms of the agreement with the lenders. Debt assumption normally only would occur if an appraisal of the leased property yielded a value that exceeds the present value of the debt outstanding. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the balance sheet instead of the net equity investment in the lease. As of September 30, 2002, Resources determined that the collectibility of the minimum lease payments under its leveraged lease investments is still reasonably predictable and therefore continues to account for these investments as leveraged leases.

Resources has leasehold interests in the 340 MW natural gas fired Kings Lynn generating facility and the 360 MW natural gas fired Peterborough generating facility located in the United Kingdom. The counter-party is an indirect subsidiary of TXU Europe, which is wholly owned by the TXU Corporation. The TXU Corporation recently announced their decision to reduce their financial commitment to TXU Europe further noting their intention to sell the subsidiary. Moody's recently reduced their ratings to Ca citing that the entity is not meeting its financial commitments to suppliers or creditors when due. Our lease transactions are secured and we believe that in any event of default, we will be able to recover our lease investment which totals $65 million, net of deferred taxes of $109 million, as of September 30, 2002, although no assurances can be given.

Accounting Matters

For a discussion  of SFAS 142,  SFAS 143,  SFAS 144,  SFAS 145 and SFAS 146, see
Note 2. Recent Accounting Pronouncements of the Notes.

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

      Commodity Risk

We are subject to commodity price risk related to the selling prices of electricity at our merchant generation facilities, particularly in the Texas power market. For a comprehensive discussion of our generation plants in Texas and the Texas power market, see "Business Environment," shown above.

      Equity Securities

Resources has investments in equity securities and limited partnerships which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments, which had available market prices at September 30, 2002 and December 31, 2001, were $21 million and $34 million, respectively. The decrease in the recorded amount of investments was primarily due a decline in the valuation of publicly traded equity securities held within its limited partnerships. A sensitivity analysis has been prepared to estimate our exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments would result in a $2 million change in revenues as of September 30, 2002.

      Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30,

2002, a hypothetical 10% change in market interest rates would result in a $3 million change in annual interest costs related to our short-term and floating rate debt.

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

For further discussion of risks associated with equity securities, interest rates and foreign currencies, see Note 6. Financial Instruments and Risk Management of the Notes.

                         ITEM 4. CONTROLS AND PROCEDURES

                       Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 1 of Part II of Energy Holdings' Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 are updated below.

March 31, 2002 Form 10-Q Page 13 and June 30, 2002 Form 10-Q Pages 14 and 15. See Page 12. AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global, et al vs. The AES Corporation, et al.

In addition, see information on the following proceeding at the pages indicated:

Form 10-K Page 25. March 31, 2002 Form 10-Q Pages 15 and 16 and June 30, 2002 Form 10-Q Page 23. See Page 18. Complaint filed with the FERC addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long Term Contracts to the California Department of Water Resources FERC Docket No. EL02-60-000. California Electricity Oversight Board v. Sellers of Energy and Capacity Under Long-Term Contracts with the California Department of Water Resources FERC Docket No. EL02-62-000.

                            ITEM 5. OTHER INFORMATION

Certain information reported under Energy Holdings' 2001 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 are updated below.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   A listing of exhibits being filed with this document is as follows:

Exhibit Number      Document
--------------      --------
12                  Computation of Ratios of Earnings to Fixed Charges

99 Certification by E. James Ferland, Chief Executive Officer of PSEG Energy Holdings L.L.C. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1 Certification by Thomas M. O'Flynn, Chief Financial Officer of PSEG Energy Holdings L.L.C. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B)   Reports on Form 8-K and 8-KA:

Date of Report                 Form         Items Reported
--------------                 ----         --------------
July 17, 2002                  8-K          5 and 7
July 29, 2002                  8-KA         5 and 7
September 27, 2002             8-K          5 and 7
October 1, 2002                8-K          5 and 7
October 11, 2002               8-K          5 and 7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PSEG ENERGY HOLDINGS L.L.C.
                                  (Registrant)

                         By:     Derek M. DiRisio
                            ---------------------------
                                Derek M. DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 1, 2002

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of PSEG Energy Holdings L.L.C.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of PSEG's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                         /s/ E. James Ferland
                                                     ---------------------------
                                                     E. James Ferland
                                                     Chief Executive Officer

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of PSEG Energy Holdings L.L.C.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of PSEG's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                      /s/ Thomas M. O'Flynn
                                                  ------------------------------
                                                  Thomas M. O'Flynn
                                                  Chief Financial Officer