Form 10-Q
period 2003-03-31
PSEG ENERGY HOLDINGS LLC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2003-05-02
CIK 1089206, 1158659, 81033, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	Public Service Enterprise Group Incorporated (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 (973) 430-7000 http://www.pseg.com	22-2625848
001-00973	Public Service Electric and Gas Company (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 (973) 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG Power LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 (973) 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG Energy Holdings LLC (A New Jersey Limited Liability Company) 80 Park Plaza—T22 Newark, New Jersey 07102-4194 (973) 456-3581 http://www.pseg.com	22-2983750

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.   Yes [X]    No [ ]

      As of April 30, 2003, Public Service Enterprise Group Incorporated had outstanding 225,887,080 shares of its sole class of Common Stock, without par value.

      As of April 30, 2003, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

      PSEG Power LLC and PSEG Energy Holdings LLC are wholly-owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No [ ]

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2003	2002
	(Millions, except share data) (Unaudited)
Operating Revenues	$3,364	$1,883
Operating Expenses
Energy Costs	2,022	740
Operation and Maintenance	520	463
Depreciation and Amortization	100	131
Taxes Other Than Income Taxes	44	38

Total Operating Expenses	2,686	1,372

Income from Equity Method Investments	17	30

Operating Income	695	541
Other Income	60	11
Other Deductions	(45)	(52)
Interest Expense	(187)	(191)
Preferred Securities Dividends	(18)	(14)

Income from Continuing Operations Before Income Taxes	505	295
Income Taxes	(184)	(114)

Income from Continuing Operations	321	181
Loss from Discontinued Operations, net of tax benefit (expense) of $3 and ($1) in 2003 and 2002, respectively, including $9 Loss on Disposal, net of tax benefit of $2 in 2003	(15)	(1)

Income Before Cumulative Effect of a Change in Accounting Principle	306	180
Cumulative Effect of a Change in Accounting Principle, net of tax (expense) benefit of ($255) and $66 in 2003 and 2002, respectively	370	(120)

Net Income	$676	$60

Weighted Average Common Shares Outstanding (000s)	225,714	206,340

Earnings Per Share (Basic and Diluted):
Income from Continuing Operations	$1.42	$0.88
Loss from Discontinued Operations, net of tax	(0.06)	(0.01)
Cumulative Effect of a Change in Accounting Principle, net of tax	1.64	(0.58)

Net Income	$3.00	$0.29

Dividends Paid Per Share of Common Stock	$0.54	$0.54

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$218	$165
Accounts Receivable, Net of Allowances of $83 and $34 in 2003 and 2002, respectively	1,863	1,370
Unbilled Electric and Gas Revenues	210	275
Fuel	209	412
Materials and Supplies	221	208
Energy Trading Contracts	180	157
Restricted Cash	26	32
Assets Held for Sale	83	83
Current Assets of Discontinued Operations	44	107
Other	123	135

Total Current Assets	3,177	2,944

Property, Plant and Equipment	16,950	16,562
Less: Accumulated Depreciation and Amortization	(5,258)	(5,113)

Net Property, Plant and Equipment	11,692	11,449

Noncurrent Assets
Regulatory Assets	4,955	5,002
Long-Term Investments	4,613	4,581
Nuclear Decommissioning Trust (NDT) Funds	772	766
Other Special Funds	88	72
Goodwill	433	452
Other Intangibles	207	206
Energy Trading Contracts	19	21
Other	207	226

Total Noncurrent Assets	11,294	11,326

Total Assets	$26,163	$25,719

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Long-Term Debt Due Within One Year	$859	$749
Commercial Paper and Loans	640	762
Accounts Payable	1,313	1,115
Energy Trading Contracts	119	101
Accrued Taxes	184	229
Current Liabilities of Discontinued Operations	44	83
Other	776	755

Total Current Liabilities	3,935	3,794

Noncurrent Liabilities
Deferred Income Taxes and Investment Tax Credits (ITC)	3,364	2,924
Regulatory Liabilities	198	252
Nuclear Decommissioning Liabilities	267	766
Other Postemployment Benefit (OPEB) Costs	512	501
Accrued Pension Costs	373	336
Cost of Removal	—	131
Other	655	637

Total Noncurrent Liabilities	5,369	5,547

Commitments and Contingent Liabilities (See Note 5)
Capitalization
Long-Term Debt
Long-Term Debt	6,989	7,116
Securitization Debt	2,190	2,222
Project Level, Non-Recourse Debt	1,695	1,653

Total Long-Term Debt	10,874	10,991

Subsidiaries' Preferred Securities
Preferred Stock Without Mandatory Redemption	80	80
Preferred Stock With Mandatory Redemption	460	460
Guaranteed Preferred Beneficial Interest in Subordinated Debentures	860	860

Total Subsidiaries' Preferred Securities	1,400	1,400

Common Stockholders' Equity
Common Stock, issued; 2003—251,956,396 shares 2002—251,385,937 shares	4,078	4,056
Treasury Stock, at cost; 2003 and 2002—26,118,590 shares	(981)	(981)
Retained Earnings	2,158	1,601
Accumulated Other Comprehensive Loss	(670)	(689)

Total Common Stockholders' Equity	4,585	3,987

Total Capitalization	16,859	16,378

Total Liabilities and Capitalization	$26,163	$25,719

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Cash Flows From Operating Activities
Net Income	$676	$60
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Cumulative Effect of a Change in Accounting Principle, net of tax	(370)	120
Depreciation and Amortization	100	131
Provision for Deferred Income Taxes (Other Than Leases) and ITC	10	16
Non-Cash Employee Benefit Plan Costs	44	49
Income from NDT Funds	(14)	—
Leveraged Lease Income, Adjusted for Rents Received	(2)	15
Foreign Currency Transaction (Gain) Loss	(3)	52
Unrealized Losses (Gains) on Energy Contracts and Other Derivatives	2	(40)
Underrecovery of Electric Energy Costs (BGS and NTC) and Gas Costs	(16)	(61)
Overrecovery of SBC	45	22
Other Non-Cash Charges	19	29
Net Change in Certain Current Assets and Liabilities	116	41
Employee Benefit Plan Funding and Related Payments	(16)	(86)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	46	3
Other	34	(3)

Net Cash Provided by Operating Activities	671	348

Cash Flows from Investing Activities
Additions to Property, Plant and Equipment	(341)	(391)
Investments in Joint Ventures, Partnerships and Capital Leases	(16)	(95)
Proceeds from the Sale of Assets and Return of Capital from Partnerships	9	89
Other	(12)	(64)

Net Cash Used In Investing Activities	(360)	(461)

Cash Flows From Financing Activities
Net Change in Short-Term Debt	(40)	166
Issuance of Long-Term Debt	392	73
Issuance of Common Stock	21	16
Redemptions of Long-Term Debt	(501)	(25)
Cash Dividends Paid on Common Stock	(122)	(111)
Other	(8)	4

Net Cash (Used In) Provided By Financing Activities	(258)	123

Effect of Exchange Rate Change	—	(4)

Net Change In Cash and Cash Equivalents	53	6
Cash and Cash Equivalents at Beginning of Period	165	167

Cash and Cash Equivalents at End of Period	$218	$173

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$147	$119
Interest Paid, Net of Amounts Capitalized	$180	$188

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Operating Revenues	$2,148	$1,659
Operating Expenses
Energy Costs	1,507	1,059
Operation and Maintenance	286	254
Depreciation and Amortization	66	95
Taxes Other Than Income Taxes	44	38

Total Operating Expenses	1,903	1,446

Operating Income	245	213
Other Income	10	—
Other Deductions	(1)	—
Interest Expense	(94)	(100)
Preferred Securities Dividends	(3)	(3)

Income from Continuing Operations Before Income Taxes	157	110
Income Taxes	(56)	(42)

Net Income	101	68
Preferred Stock Dividends	(1)	(1)

Earnings Available to Public Service Enterprise Group Incorporated	$100	$67

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$117	$35
Accounts Receivable, Net of Allowances of $43 and $32 in 2003 and 2002, respectively	1,031	755
Unbilled Revenues	210	275
Materials and Supplies	51	45
Prepayments	11	25
Restricted Cash	14	14
Other	22	16

Total Current Assets	1,456	1,165

Property, Plant and Equipment	9,663	9,581
Less: Accumulated Depreciation and Amortization	(3,675)	(3,604)

Net Property, Plant and Equipment	5,988	5,977

Noncurrent Assets
Regulatory Assets	4,955	5,002
Long-Term Investments	125	123
Other Special Funds	44	44
Intangibles	60	60
Other	56	58

Total Noncurrent Assets	5,240	5,287

Total Assets	$12,684	$12,429

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Long-Term Debt Due Within One Year	$281	$429
Commercial Paper and Loans	166	224
Accounts Payable	738	724
Other	399	315

Total Current Liabilities	1,584	1,692

Noncurrent Liabilities
Deferred Income Taxes and Investment Tax Credit (ITC)	2,441	2,436
Regulatory Liabilities	198	252
Other Postemployment Benefit (OPEB) Costs	494	486
Accrued Pension Costs	195	175
Other	207	209

Total Noncurrent Liabilities	3,535	3,558

Commitments and Contingent Liabilities (See Note 5)
Capitalization Long-Term Debt
Long-Term Debt	2,777	2,627
Securitization Debt	2,190	2,222

Total Long-Term Debt	4,967	4,849

Preferred Securities
Preferred Stock Without Mandatory Redemption	80	80
Subsidiaries' Preferred Securities with Mandatory Redemption	155	155

Total Preferred Securities	235	235

Common Stockholder's Equity
Common Stock; 150,000,000 Shares Authorized, 132,450,344 Shares Issued and Outstanding	892	892
Contributed Capital	170	—
Basis Adjustment	986	986
Retained Earnings	488	389
Accumulated Other Comprehensive Loss	(173)	(172)

Total Common Stockholder's Equity	2,363	2,095

Total Capitalization	7,565	7,179

Total Liabilities and Capitalization	$12,684	$12,429

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Cash Flows from Operating Activities
Net Income	$101	$68
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	66	95
Provision for Deferred Income Taxes and ITC	(17)	(8)
Non-Cash Employee Benefit Plan Costs	25	37
Non-Cash Interest Expense	5	4
Underrecovery of Electric Energy Costs (BGS and NTC)	(50)	(11)
Over (Under) Recovery of Gas Costs	34	(50)
Overrecovery of SBC	45	22
Gain on the Sale of Property, Plant and Equipment	(8)	—
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(211)	(70)
Natural Gas	—	248
Prepayments	14	6
Accrued Taxes	46	29
Accounts Payable	14	(108)
Other Current Assets and Liabilities	38	49
Employee Benefit Plan Funding and Related Payments	(12)	(75)
Other	—	8

Net Cash Provided by Operating Activities	90	244

Cash Flows from Investing Activities
Additions to Property, Plant and Equipment	(97)	(76)
Proceeds from the Sale of Property, Plant and Equipment	8	—

Net Cash Used in Investing Activities	(89)	(76)

Cash Flows From Financing Activities
Net Change in Short-Term Debt	(58)	—
Issuance of Long-Term Debt	150	—
Redemption of Securitization Debt	(30)	(25)
Maturity of Long-Term Debt	(150)	—
Contributed Capital	170	—
Dividends on Common Stock	—	(150)
Preferred Stock Dividends	(1)	(1)

Net Cash Provided by (Used In) Financing Activities	81	(176)

Net Change in Cash and Cash Equivalents	82	(8)
Cash and Cash Equivalents at Beginning of Period	35	102

Cash and Cash Equivalents at End of Period	$117	$94

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$53	$81
Interest Paid, Net of Amounts Capitalized	$102	$112

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Operating Revenues	$1,887	$576
Operating Expenses
Energy Costs	1,348	139
Operation and Maintenance	202	186
Depreciation and Amortization	23	23

Total Operating Expenses	1,573	348

Operating Income	314	228
Other Income	47	—
Other Deductions	(33)	—
Interest Expense	(28)	(28)

Income from Continuing Operations Before Income Taxes	300	200
Income Taxes	(123)	(80)

Income from Continuing Operations	177	120
Cumulative Effect of a Change in Accounting Principle, net of tax of $255	370	—

Earnings Available to Public Service Enterprise Group Incorporated	$547	$120

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$37	$26
Accounts Receivable, Net of Allowances of $31 in 2003	699	499
Short-Term Loan to Affiliate	204	—
Fuel	203	406
Materials and Supplies	155	148
Energy Trading Contracts	180	157
Other	43	44

Total Current Assets	1,521	1,280

Property, Plant and Equipment	5,570	5,347
Less: Accumulated Depreciation and Amortization	(1,368)	(1,302)

Net Property, Plant and Equipment	4,202	4,045

Noncurrent Assets
Deferred Income Taxes and Investment Tax Credits (ITC)	234	545
Nuclear Decommissioning Trust Funds	772	766
Intangibles	142	141
Other	124	164

Total Noncurrent Assets	1,272	1,616

Total Assets	$6,995	$6,941

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts Payable	$746	$432
Short-Term Loan from Affiliate	—	239
Energy Trading Contracts	119	101
Other	262	283

Total Current Liabilities	1,127	1,055

Noncurrent Liabilities
Nuclear Decommissioning	267	766
Cost of Removal	—	131
Accrued Pension Costs	112	101
Other	148	130

Total Noncurrent Liabilities	527	1,128

Commitments and Contingent Liabilities (See Note 5)
Long-Term Debt
Project Level, Non-Recourse Debt	800	800
Long-Term Debt	2,516	2,516

Total Long-Term Debt	3,316	3,316

Member's Equity
Contributed Capital	1,550	1,550
Basis Adjustment	(986)	(986)
Retained Earnings	1,513	966
Accumulated Other Comprehensive Loss	(52)	(88)

Total Member's Equity	2,025	1,442

Total Liabilities and Member's Equity	$6,995	$6,941

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Cash Flows from Operating Activities
Net Income	$547	$120
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Cumulative Effect Adjustment, net of tax	(370)	—
Depreciation and Amortization	23	23
Amortization of Nuclear Fuel	23	21
Interest Accretion on NDT Liability	6	—
Provision for Deferred Income Taxes	30	12
Unrealized Gains on Energy Trading Contracts	(4)	(30)
Income from NDT Funds	(14)	—
Non-Cash Employee Benefit Plan Costs	13	8
Net Changes in Certain Current Assets and Liabilities:
Inventory, Materials and Supplies	196	4
Accounts Receivable	(200)	148
Accounts Payable	314	(163)
Other Current Assets and Liabilities	9	28
Other	42	(11)

Net Cash Provided by Operating Activities	615	160

Cash Flows from Investing Activities
Additions to Property, Plant and Equipment	(153)	(278)
Proceeds from the Sale of Property, Plant and Equipment	—	47
Short Term Loan—Affiliate	(204)	—
Other	(8)	(8)

Net Cash Used in Investing Activities	(365)	(239)

Cash Flows from Financing Activities
Issuance of Long-Term Debt	—	30
(Repayment) Issuance of Note Payable—Affiliated Company	(239)	51

Net Cash Provided by (Used In) Financing Activities	(239)	81

Net Change in Cash and Cash Equivalents	11	2
Cash and Cash Equivalents at Beginning of Period	26	9

Cash and Cash Equivalents at End of Period	$37	$11

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$3	$(5)
Interest Paid, Net of Amounts Capitalized	$39	$39

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Operating Revenues
Electric Generation and Distribution Revenues	$113	$71
Income From Capital and Operating Leases	56	57
Gain On Withdrawal From/Sale of Partnerships	45	7
Net Investment Losses	(11)	(5)
Other	6	6

Total Operating Revenues	209	136

Operating Expenses
Energy Costs	47	30
Operation and Maintenance	35	27
Depreciation and Amortization	10	8

Total Operating Expenses	92	65

Income From Equity Method Investments	17	30

Operating Income	134	101
Other Income	3	10
Other Deductions	(6)	(52)
Interest Expense	(50)	(54)

Income From Continuing Operations Before Income Taxes	81	5
Income Taxes	(17)	—
Minority Interests in (Earnings) Losses of Subsidiaries	(5)	1

Income From Continuing Operations	59	6
Loss From Discontinued Operations, net of tax benefit (expense) of $3 and ($1)	(6)	(1)
Loss on Disposal of Discontinued Operations, net of tax benefit of $2	(9)	—

Income Before Cumulative Effect of a Change in Accounting Principle	44	5
Cumulative Effect of a Change in Accounting Principle, net of tax of $66	—	(120)

Net Income (Loss)	44	(115)
Preference Units Distributions/Preferred Stock Dividends	(6)	(6)

Earnings (Loss) Available to Public Service Enterprise Group Incorporated	$38	$(121)

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$63	$104
Accounts Receivable:
Trade—Net of Allowances of $9 and $0 in 2003 and 2002, respectively	99	91
Other Accounts Receivable	155	24
Assets Held for Sale	83	83
Notes Receivable	10	73
Inventory	21	22
Prepayments	3	4
Restricted Cash	12	18
Current Assets of Discontinued Operations	44	107

Total Current Assets	490	526

Property, Plant and Equipment	1,620	1,534
Less: Accumulated Depreciation and Amortization	(146)	(139)

Net Property, Plant and Equipment	1,474	1,395

Investments
Capital Leases—net	2,886	2,844
Corporate Joint Ventures	1,017	1,004
Partnership Interests	486	484
Other Investments	35	38

Total Investments	4,424	4,370

Goodwill	417	436
Other Assets	116	111

Total Assets	$6,921	$6,838

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Long-Term Debt Due Within One Year	$579	$320
Accounts Payable	213	257
Notes Payable	96	137
Borrowings Under Lines of Credit	47	—
Current Liabilities of Discontinued Operations	44	95

Total Current Liabilities	979	809

Noncurrent Liabilities
Deferred Income Taxes and Investment and Energy Tax Credits	1,164	1,042
Other Noncurrent Liabilities	196	179

Total Noncurrent Liabilities	1,360	1,221

Commitments and Contingent Liabilities (See Note 5)
Minority Interests	98	106

Long-Term Debt
Project Level, Non-Recourse Debt	895	853
Senior Notes	1,446	1,725

Total Long-Term Debt	2,341	2,578

Member's Equity
Ordinary Unit	1,888	1,888
Preference Units	509	509
Retained Earnings	145	107
Accumulated Other Comprehensive Loss	(399)	(380)

Total Member's Equity	2,143	2,124

Total Liabilities and Member's Equity	$6,921	$6,838

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Quarters Ended March 31,
	2003	2002
	(Millions) (Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$44	$(115)
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	13	14
Deferred Income Taxes (Other Than Leases)	(5)	13
Leveraged Lease Income, Adjusted for Rents Received	(2)	15
Investment Distributions	1	3
Change in Fair Value of Derivative Financial Instruments	6	(10)
Undistributed Earnings from Affiliates	(5)	(14)
Net Gains on Sale of Investments	(33)	(2)
Loss on Disposal of Discontinued Operations, net of tax	9	—
Foreign Currency Transaction (Gain) Loss	(3)	52
Proceeds on Withdrawal from Partnership	45	7
Cumulative Effect of a Change in Accounting Principle, net of tax	—	120
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	(16)	(76)
Accounts Payable	(54)	(63)
Other Current Assets and Liabilities	(1)	31
Other	1	7

Net Cash Used in Operating Activities	—	(18)

Cash Flows from Investing Activities
Additions to Property, Plant and Equipment	(90)	(77)
Investments in Joint Ventures and Partnerships	(16)	(95)
Return of Capital from Partnerships	—	89
Collection of Note Receivable—Affiliated Company	62	—
Other	1	(60)

Net Cash Used in Investing Activities	(43)	(143)

Cash Flows from Financing Activities
Proceeds from Capital Contributions	—	200
Net Increase (Decrease) in Short-Term Debt	90	(28)
Cash Dividends Paid	(6)	(6)
Restricted Cash Decrease	7	—
Net Decrease in Short-Term Affiliate Borrowings	—	(35)
Proceeds from Project-Level Non-Recourse Debt	242	43
Repayment of Medium-Term and Project-Level Non-Recourse Debt	(321)	—
Other	(10)	3

Net Cash Provided by Financing Activities	2	177

Effect of Exchange Rate Changes	—	(4)

Net Change in Cash and Cash Equivalents	(41)	12
Cash and Cash Equivalents at Beginning of Period	104	54

Cash and Cash Equivalents at End of Period	$63	$66

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid	$74	$48
Interest Paid, Net of Amount Capitalized	$31	$33

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and makes no other representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

PSEG

      PSEG has four principal direct wholly-owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

PSE&G

      PSE&G is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. PSE&G's gas supply business was transferred to Power in May 2002. PSE&G owns PSE&G Transition Funding LLC, a bankruptcy remote entity established for the purpose of purchasing intangible transition property and issuing transition bonds.

Power

      Power is a multi-regional wholesale energy supply business that utilizes energy trading to optimize the value of its portfolio of electric generating and gas capacity and its supply obligations. Power has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Power also has a finance company subsidiary, PSEG Power Capital Investment Co., which provides certain financing for Power's subsidiaries.

Energy Holdings

      Energy Holdings is the parent of PSEG Global LLC (Global), which invests and participates in the development and operation of international and domestic projects in the generation and distribution of energy, which include cogeneration and independent power production facilities and electric distribution companies; PSEG Resources LLC (Resources), which makes investments primarily in energy-related leveraged leases; PSEG Energy Technologies Inc. (Energy Technologies), which provides energy-related services and construction to industrial and commercial customers; Enterprise Group Development Corporation (EGDC), a commercial real estate property management business; PSEG Capital Corporation (PSEG Capital), which serves as a financing vehicle for Energy Holdings' subsidiaries; and Enterprise Capital Funding Corporation, which is currently inactive. EGDC has been conducting a controlled exit from the real estate business since 1993. The businesses of Energy Technologies are presented as discontinued operations.

      Global, a New Jersey limited liability company, is the successor to PSEG Global Inc. pursuant to a merger which was consummated in March 2003. The merger was consummated to change the form of the business from a corporation to a limited liability company in accordance with the New Jersey Limited Liability Company Act.

Basis of Presentation

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in the 2002 Annual Report on Form 10-K.

      The unaudited financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 2002 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2. New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 142, ''Goodwill and Other Intangible Assets'' (SFAS 142)

PSEG, PSE&G, Power and Energy Holdings

      On January 1, 2002, PSEG, PSE&G, Power and Energy Holdings adopted SFAS 142. Under this standard, PSEG, PSE&G, Power and Energy Holdings were required to complete an impairment analysis of goodwill before June 30, 2002 and record any required impairment retroactive to January 1, 2002. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. At the time of adoption, PSE&G had no goodwill. The effect of no longer amortizing goodwill on an annual basis was not material to PSEG's or Power's financial position and results of operations upon adoption.

      Power and Energy Holdings evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests, which require broad assumptions and significant judgment to be exercised by management.

      In addition to goodwill, PSEG's total intangible assets, all of which are not subject to amortization, were $207 million, including $113 million, $54 million and $40 million related to defined benefit plans, emissions allowances and various access rights, respectively, as of March 31, 2003.

PSE&G

      As of March 31, 2003, PSE&G has intangible assets relating to defined benefit pension plans totaling $60 million. These intangible assets are not subject to amortization.

Power

      In addition to goodwill, as of March 31, 2003, Power's intangible assets were $142 million, of which $32 million, $54 million, $40 million and $16 million relate to defined benefit pension plans, emissions allowances, various access rights at its Albany Station, and goodwill, respectively.

Energy Holdings

      On January 1, 2002, Energy Holdings recorded the results of its evaluation of the effect of SFAS 142. The total amount of goodwill impairments was $120 million, net of tax of $66 million and was comprised of $36 million (after-tax) at Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), an Argentine distribution company, $34 million (after-tax) at Rio Grande Energia (RGE), a Brazilian distribution company of which Global owns 32%, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi, a generating facility in India, which was 74%

owned by Global until sold in the fourth quarter of 2002. All of the goodwill related to these companies, other than RGE, was fully impaired.

      As of March 31, 2003, the remaining carrying value of Energy Holdings' goodwill was $417 million, as displayed in the table below.

      As of March 31, 2003, Energy Holdings' pro-rata share of the remaining goodwill included on the balance sheets of its equity method investees totaled $283 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on the balance sheet.

      In addition to goodwill, Energy Holdings has an intangible asset related to defined benefit pension plans, which is not subject to amortization. This intangible asset totaled $4 million as of March 31, 2003.

Power and Energy Holdings

      As of March 31, 2003 and December 31, 2002, Power and Energy Holdings' goodwill and pro-rata share of goodwill in consolidated equity method projects was as follows:

	As of
	March 31, 2003	December 31, 2002
	(Millions)
Consolidated Investments
Energy Holdings—Global
Sociedad Austral de Electricidad S.A. (SAESA) (A)	$278	$290
Empresa de Electricidad de los Andes S.A. (Electroandes)(B)	133	140
Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO)	6	6

Total Energy Holdings—Global	417	436
Power—Albany Steam Station	16	16

Total PSEG Consolidated Goodwill	433	452

Pro-Rata Share of Equity Method Investments
Energy Holdings—Global
RGE (A)	61	60
Chilquinta Energia S.A. (Chilquinta)	163	163
Luz del Sur S.A.A	34	34
Kalaeloa	25	25

Pro-Rata Share of Equity Investment Goodwill	283	282

Total PSEG Goodwill	$716	$734

(A)	Changes in goodwill relate to changes in foreign exchange rates
(B)	Changes in goodwill at Electroandes relate to purchase price allocation adjustments.

SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (SFAS 143)

PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings adopted SFAS 143. SFAS 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract.

      Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company shall subsequently allocate that asset retirement cost to expense over its useful life. In periods subsequent to initial measurement, an entity shall recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion will be charged to the Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows shall be an adjustment to the carrying amount of the related asset. See Note 3. Adoption of SFAS 143 for additional information.

Emerging Issues Task Force (EITF) Issue No. 02-3, ''Accounting for Contracts Involved in Energy Trading and Risk Management Activities'' (EITF 02-3)

PSEG and Power

      EITF 02-3 requires all gains and losses on energy trading derivatives to be reported on a net basis. Also, energy trading contracts that are not derivatives will no longer be marked to market. Instead, settlement accounting will be used. EITF 02-3 was effective October 25, 2002. Substantially all of Power's energy contracts qualify as derivatives under SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133) and will therefore continue to be marked to market. The impact of implementing these rules was not material to PSEG's or Power's results of operations.

Financial Interpretation (FIN) No. 46, ''Consolidation of Variable Interest Entities (VIE)'' (FIN 46)

PSEG, PSE&G, Power and Energy Holdings

      FIN 46 clarified the application of Accounting Research Bulletin No. 51, ''Consolidated Financial Statements'', to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Because a controlling financial interest in an entity may be achieved through arrangements that do not involve voting interests, FIN 46 sets forth specific requirements with respect to consolidation, measurement and disclosure of such relationships. Disclosure requirements for existing qualifying entities are effective for financial statements issued after January 31, 2003. All enterprises with VIEs created after February 1, 2003, shall apply the provisions of FIN 46 no later than the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on PSEG, PSE&G, Power and Energy Holdings' respective financial statements.

Other

PSEG, PSE&G, Power and Energy Holdings

      At the January 2003 EITF meeting, the Financial Accounting Standards Board (FASB) was requested to reconsider an interpretation of SFAS 133. The interpretation, which is contained in the Derivatives Implementation Group's C-11 guidance, relates to contracts that include broad market indices (e.g., CPI). That interpretation sets forth the guidelines under which the contract could qualify as a normal purchase or sale under SFAS 133. PSE&G, Power and Energy Holdings reevaluated their respective contracts and determined that there were no contracts impacted by this interpretation and accordingly there was no effect on the Consolidated Financial Statements. The FASB has agreed to reconsider the guidance under C-11. Although the ultimate outcome is uncertain, this potential change in guidance is not expected to have a material impact on PSEG, PSE&G, Power and Energy Holdings' respective financial statements.

Note 3. Adoption of SFAS 143

PSEG, PSE&G and Power

      PSEG, PSE&G and Power have performed a review of their potential obligations under SFAS 143 and believe that these obligations are primarily related to the decommissioning of Power's nuclear power plants. Power's liability at December 31, 2002 was approximately $766 million, which equaled the balance of its Nuclear Decommissioning Trust (NDT) Fund, as discussed below. As of January 1, 2003, the liability as calculated under SFAS 143 is approximately $261 million. This liability was calculated using a probability-weighted average of multiple scenarios. The scenarios were each based on estimated cash flows which were discounted using Power's risk-adjusted interest rate at the required effective date of the standard and considering the expected time period of the cash outflows. The scenarios included estimates for inflation, contingencies, and assumptions related to the timing of decommissioning costs, using the current license lives for each unit as well as early shutdown and license extensions scenarios. Management believes that these assumptions, which had a material impact on the calculation of the liability, and therefore the cumulative effect adjustment resulting from the adoption of this new accounting standard, were reasonable and appropriate.

      In addition to the $261 million nuclear decommissioning liability, Power identified certain other legal obligations that meet certain of the criteria of SFAS 143, which at this time are not quantifiable but could be material in the future. These obligations relate to certain industrial establishments subject to the Industrial Site Recovery Act, underground storage tanks subject to closure requirements, permits and authorizations, the restoration of an area to be occupied by a reservoir at the end of its useful life, an obligation to retire certain plants prior to the start up of a new plant and the demolition and restoration of certain other plants sites once they are no longer in service.

      Power also had $131 million of cost of removal liabilities related to its fossil units, as of December 31, 2002, which did not meet the requirements of an asset retirement obligation (ARO) and were therefore reversed and included in the Cumulative Effect of a Change in Accounting Principle.

      In addition, an ARO asset of $50 million was created in accordance with SFAS 143.

      As a result of reducing the existing nuclear decommissioning and cost of removal liabilities to their fair value and creating an ARO asset, PSEG and Power recorded a Cumulative Effect of a Change in Accounting Principle of $370 million after-tax. Of this amount, $292 million (after-tax) relates to Nuclear, of which approximately $244 million (after-tax) relates to interests in certain nuclear units Power acquired from PSE&G which are subject to the New Jersey Board of Public Utilities (BPU) issue discussed below, approximately $48 million (after-tax) relates to interests in certain nuclear units Power purchased from Atlantic City Electric Company (ACE) and Delmarva Power and Light Company (DP&L) which are not subject to BPU approval. Also included in the $370 million was $78 million (after-tax) that relates to the cost of removal liabilities for the fossil units being reversed.

      In August 2002, PSE&G filed a petition requesting clarification from the BPU regarding the future cost responsibility for nuclear decommissioning and whether: (a) PSE&G's customers will continue to pay for such costs; or (b) such customer responsibility will terminate at the end of the four-year transition period on July 31, 2003 and become the sole responsibility of Power. The outcome of this petition could affect the treatment of a material portion of the liability recorded for Power's nuclear decommissioning obligation. If the BPU determines that PSE&G's customers will continue to pay and have responsibility for these costs, $244 million will be reversed and deferred on PSEG's and Power's Consolidated Balance Sheet as a liability. Also, the Ratepayer Advocate has filed testimony in this petition recommending a return of funds to ratepayers due to the fact that they believe the NDT Fund is overfunded. An adverse resolution to this matter could have a material adverse effect on PSEG's and Power's results of operations, financial position and cash flows. A decision is expected prior to August 2003 and the outcome of this petition cannot be predicted. The $48 million related to the nuclear units purchased from ACE and DP&L and the $78 million related to the cost of removal liabilities for the fossil units would be unaffected by such a ruling.

      The following table reflects pro forma results which include accretion and depreciation expense as if SFAS 143 had always been in effect.

	Quarters Ended March 31,		Years Ended December 31,
	2003	2002	2002	2001	2000
	(Millions, except share data)
PSEG
Net Income—as reported	$676	$60	$245	$770	$764
Pro Forma Net Income Assuming Accounting Change Applied Retroactively:	$306	$57	$231	$758	$755
Earnings per share:
Basic and Diluted—as reported	$3.00	$0.29	$1.17	$3.70	$3.55
Basic and Diluted—pro forma	$1.36	$0.27	$1.10	$3.64	$3.51
Power
Net Income—as reported	$547	$120	$468	$394	$313
Pro Forma Net Income Assuming Accounting Change Applied Retroactively:	$177	$117	$454	$382	$304

      The pro forma amount of the liability for Power's asset retirement obligations for the periods ended December 31, 2002, and 2001, as well as the actual amount of the liability recorded on Power's Consolidated Balance Sheets as of March 31, 2003 are highlighted in the following table. These amounts were calculated using current information, current assumptions and current interest rates.

		As of December 31,
	As of March 31, 2003	2002	2001
	(Millions)
PSEG and Power
Beginning of Period ARO Liability	$261	$239	$220
Accretion Expense	6	22	19

End of Period ARO Liability	$267	$261	$239

PSE&G

      PSE&G has identified certain other legal obligations that meet the criteria of SFAS 143, which at this time are not quantifiable and therefore are unable to be recorded. These obligations relate to certain industrial establishments subject to the Industrial Site Recovery Act, underground storage tanks subject to closure requirements, leases and licenses, and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service.

      As of January 1, 2003, PSE&G had no quantifiable legal liabilities, as contemplated under SFAS 143, recorded on its Consolidated Balance Sheets and therefore the effect of adoption did not result in an adjustment to the Consolidated Statements of Operations. PSE&G does, however, have cost of removal liabilities embedded within Accumulated Depreciation pursuant to SFAS No. 71, ''Accounting for the Effects of Certain Types of Regulation'' (SFAS 71). Since PSE&G is a regulated enterprise, these amounts, which total approximately $372 million, continue to be recorded and presented in Accumulated Depreciation.

Energy Holdings

      Energy Holdings has identified certain legal obligations that meet the criteria of SFAS 143, which are not material to its financial position, results of operations or net cash flows.

Effect on the NDT Fund

Power

      Prior to the adoption of SFAS 143, amounts collected from PSE&G customers that have been deposited into the NDT Fund and realized and unrealized gains and losses in the trust were all recorded as changes in the NDT Fund with an offsetting charge to the nuclear decommissioning liability. Because management believes that it is no longer probable that PSE&G's customers will continue to fund the NDT Fund, beginning in the first quarter of 2003, deferral accounting is no longer appropriate. Therefore, beginning January 1, 2003, realized gains and losses were recorded in earnings and unrealized gains and losses were recorded as a component of Other Comprehensive Income (OCI), as appropriate under SFAS No. 115, ''Accounting for Certain Investments in Debt and Equity Securities'' (SFAS 115). Additionally, because deferral accounting is no longer appropriate, as of January 1, 2003, Power had determined that approximately $40 million, of the $68 million of pre-tax unrealized losses on securities in the NDT Fund were Other than Temporarily impaired, discussed below, and recorded this amount against earnings in the Cumulative Effect of a Change in an Accounting Principle.

      As of March 31, 2003, Power had $772 million of invested assets recorded at fair market value on its Consolidated Balance Sheets in the NDT Fund. Power accounts for its investments in the NDT Fund as Available for Sale securities. Unrealized losses that are deemed to be Other than Temporary, as defined under SFAS 115 and related interpretive guidance, will be charged against earnings rather than OCI. Power considers several factors when determining if unrealized losses should be recorded against earnings as Other than Temporary impairments. These factors, such as the length of time and extent to which the fair value is below carrying value, the potential for impairments of securities when the issuer or industry is experiencing significant financial difficulties and Power's intent and ability to continue to hold securities, are used as indicators of the prospects of the securities to recover their value.

Note 4. Discontinued Operations

Energy Holdings

Energy Technologies' Investments

      Energy Technologies is comprised primarily of its remaining heating, ventilating and air conditioning (HVAC) and mechanical operating companies. In June 2002, Energy Holdings adopted a plan to sell its interests in the HVAC/mechanical operating companies. The sale of these companies is expected to be completed by June 30, 2003. Energy Holdings has retained the services of an investment-banking firm to market these companies to interested parties. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

      Due to current market conditions, Energy Holdings re-evaluated the carrying value of Energy Technologies and has determined that an additional write-down to fair value less cost to sell was required. In the first quarter of 2003, Energy Holdings recorded an additional loss on disposal of Energy Technologies of $9 million, net of a $2 million tax benefit. Energy Holdings' remaining investment position in Energy Technologies is approximately $40 million, of which approximately $35 million relates to tax assets, associated with losses from the sale of HVAC companies, with the remaining balance relating to other net assets. Of the 11 HVAC companies owned at year end, four were sold as of March 31, 2003. In April 2003, an additional four companies were sold.

      The revenues and results of operations are displayed below:

	Quarters Ended March 31,
	2003	2002
	(Millions)
Operating Revenues	$49	$95
Pre-Tax Operating Loss	$(9)	$(6)
Net Loss	$(6)	$(4)

      The carrying amounts of the assets and liabilities of the HVAC/mechanical operating companies, as of March 31, 2003 and December 31, 2002 are summarized in the following table:

	As of
	March 31, 2003	December 31, 2002
	(Millions)
Current Assets	$21	$82
Noncurrent Assets	23	25

Total Assets	$44	$107

Current Liabilities	$27	$85
Noncurrent Liabilities	5	5
Long-Term Debt	12	5

Total Liabilities	$44	$95

Tanir Bavi

      In 2002, the Tanir Bavi generating facility in India, met the criteria for classification as a component of discontinued operations and all prior periods were reclassified to conform to the current year's presentation. The operating results of Tanir Bavi are summarized below. In the fourth quarter of 2002, Global sold its 74% interest in Tanir Bavi for approximately $45 million.

Quarter Ended March 31, 2002
(Millions)
Operating Revenues	$29
Pre-Tax Operating Income	$ 6
Net Income	$ 3

Note 5. Commitments and Contingent Liabilities

Old Dominion Electric Cooperative (ODEC)

PSE&G and Power

      In 1995, PSE&G entered into a ten-year wholesale power contract with ODEC. The contract was transferred to Power in conjunction with the generation asset transfer in 2000. The contract provides for Power to supply ODEC with capacity and energy for a bundled rate that includes a component to recover multiple transmission charges (referred to as ''pancaked transmission rates'').

      In November 1997, Federal Energy Regulatory Commission (FERC) issued the Pennsylvania-New Jersey-Maryland Power Pool (PJM) Restructuring Order, which required PSE&G to modify its contract with ODEC to remove pancaked transmission rates. While PSE&G sought rehearing of this order, it was nonetheless required to reduce its rate to ODEC by approximately $6 million per year, effective April 1, 1998. On December 19, 2002, based on a court ruling, FERC reversed its November 1997 order thereby reinstating the original contract terms. This allows Power to collect amounts for April 1998 through December 2002 pursuant to the original contract. The difference in revenues between the contracted rate and the FERC-ordered reduced rate is approximately $30 million, inclusive of back interest. Power billed ODEC for this amount in January 2003 and will record this gain when realized. Power has been billing, recording and receiving payment on the higher rate beginning in January 2003. ODEC is paying these amounts but has protested both the past due and current amounts at the higher rates in a complaint at FERC. This matter is currently pending.

Guaranteed Obligations

Power

      Power has guaranteed certain commodity related transactions for its subsidiary, ER&T, which is involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These Power guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover the granting of lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can go either direction. The face value of the guarantees outstanding on March 31, 2003 was $1.2 billion. In order for Power to experience a liability of $1.2 billion, ER&T would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T's contracts would have to be ''out-of-the-money'', (if the contracts are terminated Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously ''out-of-the-money'' given the nature of ER&T's asset backed transactions is highly unlikely. For this reason, the current exposure at any point in time is a more meaningful representation of the liability under these guarantees. The current exposure from such liabilities was $506 million as of March 31, 2003. The current exposure consists of the net of accounts receivable and accounts payable (AR/AP), where netting is permitted, and the forward value on open positions. The net AR/AP for these transactions is included in the Consolidated Balance Sheets and for the transactions that receive mark-to-market or cash flow hedge accounting treatment, that portion of current exposure is also included in the Consolidated Balance Sheets. The majority of the current exposure under such guarantees is attributable to the BGS contracts that will expire on July 31, 2002 and the overlap of the mark-to-market exposure of these contracts and the contracts recently signed through the auction for the period beginning August 1, 2003. The BGS contracts are accounted for on a settlement basis. As energy is delivered under all of these contracts, Power's exposure under such guarantees will decrease. Also, beginning August 1, 2003 the realized portion of the exposure on the new BGS contracts will offset the forward value exposure on the open positions for the contracts that are included in the $506 million current exposure.

      In addition, all Master Agreements and other supply contracts contain margin and/or other collateral requirements that, as of March 31, 2003, could require Power to post additional collateral of approximately $652 million if Power were to lose its investment grade credit rating and all counterparties, where Power is ''out-of-the money'' under such contracts, were entitled to and called for collateral.

      In addition, Power has issued an approximate $40 million guarantee on behalf of a third party's performance under a Basic Generation Service (BGS) contract expiring in July 2003. Because Power supplies the third party with the energy needed for performance under the guarantee, it is highly unlikely Power would incur any liabilities in connection with the guarantee. As of March 31, 2003, there were no claims against the guarantee.

      As of March 31, 2003, letters of credit issued by Power were outstanding in the amount of approximately $74 million in support of various contractual obligations, environmental liabilities, and to satisfy trading collateral obligations.

      Power has also provided credit support for equity contributions relating to its subsidiaries relating to the construction of its Lawrenceburg and Waterford facilities. Should Power lose its investment grade credit rating, it would be required to post $151 million in letters of credit for those projects. The amount of credit support is expected to decrease as Power completes the projects.

Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects in an aggregate amount of approximately $306 million as of March 31, 2003. The guarantees include a $61 million equity commitment for Elektrocieplownia Chorzow Sp. z.o.o. (ELCHO) in Poland, a $49 million standby equity commitment for Skawina in Poland, $41 million of various guarantees for Dhofar Power Company in Oman, $31 million in guarantees related to financing at Electroandes in Peru and a $25 million contingent guarantee related to debt service obligations of Chilquinta Energia Finance LLC in connection with electric distribution companies in Chile and Peru. Additional guarantees consist of a $36 million leasing agreement guarantee for Prisma in Italy and various other guarantees comprising the remaining $63 million. Approximately $85 million of such guarantees will be cancelled upon satisfaction of Global's equity commitments, which are included in Energy Holdings' anticipated capital expenditures for the remainder of 2003.

      In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. As of March 31, 2003, Energy Technologies had $234 million of such bonds outstanding, of which $41 million was at risk in ongoing construction projects. The performance bonds are not included in the $306 million of guaranteed obligations discussed above. In January 2003, Energy Holdings provided an indemnification agreement and $31 million of letters of credit in support of Energy Technologies' obligations. These amounts are expected to decrease over time as Energy Technologies completes the work in process or transfers ownership to other companies.

Environmental Matters

PSE&G and Power

   Hazardous Waste

      The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the energy industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G, Power and predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G and Power do not anticipate that the compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

PSE&G

   PSE&G Manufactured Gas Plant (MGP) Remediation Program

      PSE&G is currently working with the NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former MGP sites. To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that at least $20 million per year could be incurred over a period of about 30 years since inception of the program in 1988 and that the overall cost could be material. The costs for this remediation effort are recovered through charges to utility customers.

      As of March 31, 2003, PSE&G's estimated net liability for remediation costs through 2005 aggregated $115 million. Expenditures beyond 2005 cannot be reasonably estimated and are therefore not accrued.

   Passaic River Site

      The United States Environmental Protection Agency (EPA) has determined that a nine mile stretch of the Passaic River in the area of Newark, New Jersey is a ''facility'' within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River ''facility.''

      PSE&G and certain of its predecessors conducted industrial operations at properties within the Passaic River facility. The operations included one operating electric generating station, one former generating station and four former MGPs. PSE&G's costs to clean up former MGPs are recoverable from utility customers through the SBC. PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The operating generating station was transferred to Power pursuant to the Final Order. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to this matter, or in such an event, what costs may be incurred to address any such claims. However, such costs may be material.

Power

   Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

      The EPA and the NJDEP issued a demand in March 2000 under the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the information request in November 2000. In January 2002, Power reached an agreement with New Jersey and the federal governments to resolve allegations of noncompliance with federal and State of New Jersey PSD/NSR regulations. Under that agreement, over the course of 10 years, Power must install advanced air pollution controls that are designed to reduce emissions of Nitrogen Oxide (NOx), Sulfur Dioxide (SO2), particulate matter and mercury. The estimated cost of the program at the time of the settlement was $337 million to be incurred through 2011. Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved the dispute over Bergen 2 regarding the applicability of PSD requirements, and allowed construction of the unit to be completed and operation to commence.

      Power has recently notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal unit beyond 2006, in light of changes in the energy and capacity markets and increases in the cost of pollution control equipment and other necessary modifications. A decision is expected to be made in 2003 as to the Hudson unit's continued operation. The related costs associated with these modifications have not been included in Power's capital expenditure projections.

New Generation and Development

Power

      Through an indirect, wholly-owned subsidiary, Power is developing the Bethlehem Energy Center, a 763 MW combined-cycle power plant that will replace the 376 MW Albany, NY Steam Station. Total costs for this project are expected to be approximately $483 million with expenditures to date of approximately $212 million. Construction began in 2002 with the expected completion date in 2005.

      Power is constructing a 1,218 MW combined-cycle generation plant at Linden, New Jersey. Total costs are estimated at approximately $711 million with expenditures to date of approximately $575 million. Completion is expected in 2005.

      Power is constructing, through indirect, wholly-owned subsidiaries, two natural gas-fired combined-cycle electric generation plants in Waterford, Ohio (821 MW) and Lawrenceburg, Indiana (1,096 MW) at an estimated aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse bank financing. As of March 31, 2003, approximately $294 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities. Based on current prices, the purchase price under this contract is currently above market. ER&T may terminate the agreement upon repayment of the current financing scheduled for August 2005. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. The Waterford facility is currently scheduled to achieve commercial operation in June 2003. The Lawrenceburg facility is currently scheduled to achieve commercial operation in the fourth quarter of 2003.

      Power also has contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek Generating Station to increase its generating capacity. The contracts for Hope Creek are subject to Nuclear Regulatory Commission (NRC) approval and the projects are currently scheduled to be completed by 2004 for Salem Unit 1 and Hope Creek and 2006 for Salem Unit 2. Power's aggregate estimated costs for these projects are $210 million, with expenditures to date of approximately $47 million.

      Completion of the above projects within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

      Power has commitments to purchase gas turbines and/or other services to meet its current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, approximately $370 million of which is included in estimated costs for the projects discussed above. The approximate $110 million remaining relates to obligations to purchase hardware and services that have not been designated to any specific projects. If Power does not contract to satisfy its commitment relating to the $110 million in obligations by July 2003, it may be subject to penalties of up to $24 million.

Energy Holdings

   California

      GWF Energy LLC (GWF Energy), a joint venture between Global and Harbinger GWF LLC (Harbinger), owns and operates two peaker plants in California and is currently constructing the Tracy Peaker Plant, a 167 MW facility which is scheduled for completion in the second quarter of 2003. As of March 31, 2003, Global's investment in GWF Energy was $204 million and its ownership interest in GWF Energy was 76%. The commercial operations date deadline of the Tracy Peaker Plant is July 1, 2003 under GWF Energy's power purchase agreement with the California Department of Water Resources. Global's permanent equity investment in GWF Energy, including contingencies, is expected to be reduced to a maximum of $100 million upon successful completion of permanent project financing, which has been delayed as a result of the litigation between Global and Harbinger discussed below. The duration of the delay in permanent project financing that may result from the litigation cannot be determined at this time. In the event permanent project financing does not occur and Harbinger does not buy back any of its ownership interest in GWF Energy from Global or make any additional investment in GWF Energy, Global's permanent investment in GWF Energy could increase to approximately $280 million. For a description of working capital loans from Global to GWF Energy pending completion of project financing, see Note 12. Related-Party Transactions.

      On February 19, 2003, Harbinger filed an action with the Circuit Court of Shelby Co., Alabama alleging that Global wrongfully diluted Harbinger's membership interest percentage in GWF Energy. Harbinger is seeking an injunction preventing Global from converting or maintaining the conversion of optional loans made to GWF Energy by Global into capital contributions and thus diluting Harbinger's membership interest percentage, along with other injunctive or equitable relief, including a reallocation of equity in GWF Energy for appropriate funding from Harbinger. On March 26, 2003, Global filed with the American Arbitration Association (AAA) requesting a determination and declaration in accordance with GWF Energy's Operating Agreement. On March 27, 2003, Global filed a ''Motion to Dismiss the Complaint or Stay Litigation and to Compel Arbitration'' (Motion) with the Circuit Court. A Circuit Court hearing is scheduled for May 7, 2003 relative to Global's Motion.

   Peru

      In December 2001, Global acquired an interest in Electroandes, a 183 MW hydroelectric generation company in Peru that sells its output to non-regulated purchasers (primarily mining companies) under power purchase agreements. Part of the purchase price was financed with a $100 million one-year bridge loan with an original maturity date in December 2002 that was subsequently extended to June 2003. On March 26, 2003, Electroandes refinanced the $100 million bridge loan with a $70 million seven-year amortizing facility and two $15 million one-year facilities (each guaranteed by Energy Holdings). Additionally, on March 25, 2003, Electroandes filed a request for approval of a $100 million bond program. Bonds issued under this program following the expected approval will be used for general corporate purposes, including servicing the seven-year and one-year loan facilities.

   Poland

      In 2002, Global acquired a 50% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Poland. The transaction includes Global's obligation to increase its equity interest in Skawina to approximately 65% and the obligation to offer to purchase an additional 10% from Skawina's employees, increasing Global's potential ownership interest to 75%. Global's total equity investment is expected to be approximately $105 million, including contingencies and equity commitment guarantees. Through March 31, 2003, Global had invested approximately $36 million at Skawina.

Minimum Fuel Purchase Requirements

Power

      Power uses coal for its fossil electric generation stations. Power purchases coal through various contracts and in the spot market for its generation plants. The total minimum purchase requirements included in these contracts amount to approximately $137 million through 2006.

      Power has several long-term purchase contracts with uranium suppliers, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek nuclear power plants. On average, Power has various multi-year requirements-based purchase commitments that total approximately $88 million per year to meet Salem's and Hope Creek's fuel needs. Power has been advised by Exelon Generation LLC (Exelon), the co-owner and operator of Peach Bottom, that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom.

Nuclear Fuel Disposal

Power

      Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund at a rate of one mil ($0.001) per Kilowatt-hour (kWh) of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the Department of Energy (DOE) was required to begin taking possession of the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility to be available earlier than 2010.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). The availability of adequate spent fuel storage capacity is estimated through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Power presently expects to construct an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek through the end of their respective license lives. This construction will require certain regulatory approvals, the timely receipt of which cannot be assured. Exelon has advised Power that it has constructed an on-site storage facility at Peach Bottom that is now licensed and operational and can provide storage capacity at least through the end of the current licenses for the two Peach Bottom units.

      Exelon has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel. Under this agreement, Power's portion of Peach Bottom's Nuclear Waste Fund fees have been reduced by approximately $18 million through August 31, 2002, at which point the credits were fully utilized and covered the cost of Exelon's storage facility.

      In 2000, a petition was filed against the DOE in the US Court of Appeal for the Eleventh Circuit, seeking to set aside the receipt of credits by Exelon. On September 24, 2002, the Court issued an opinion upholding the challenge by the petitioners. Under the terms of the agreement, DOE and Exelon are required to meet and discuss alternative funding sources for the settlement credits. The Eleventh Circuit's opinion suggests that the federal judgment fund should be available as an alternate source. If such negotiations are unsuccessful, any payments required by Power resulting from a disallowance of the previously reduced fees would be included in Energy Costs in the Consolidated Statements of Operations.

      In September 2001, Nuclear filed a complaint in the US Court of Federal Claims seeking damages caused by the DOE not taking possession of spent nuclear fuel in 1998. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

      In October 2001, Power filed a complaint in the US Court of Federal Claims, along with a number of other plaintiffs, seeking $28 million in relief from past overcharges by the DOE for enrichment services. No assurances can be given as to any damage recovery.

Other

Energy Holdings

   Argentina

      Under certain circumstances, Global could be obligated to settle its share (approximately $26 million) of a project loan for Empresa Distribuidora La Plata S.A. (EDELAP), a distribution company in Argentina, should it or the majority owner of the project (The AES Corporation (AES)), take certain actions including forcing or permitting certain loan parties to declare bankruptcy. In addition, the guarantee can be triggered by transferring the shares of certain loan parties without lender consent. Breach of this transfer covenant can be cured by delivering certain pledge agreements relating to the ownership of loan parties to the lenders. Global could also be liable for any incremental direct damages arising from the breach of these covenants. Given the likely cure of any breach by the project sponsors, such a contingent obligation is remote and, therefore, no provision has been made in Energy Holdings'

Consolidated Financial Statements. Under the terms of the settlement of Global's litigation with AES, AES is required to deliver pledge agreements that are required under the loan documents.

   India

      Global has a 20% interest in a 330 MW plant, PPN Power Generating Company Limited (PPN) in the Indian State of Tamil Nadu. Energy Holdings' investment exposure (investment less non-recourse debt) in this facility is approximately $40 million. Power from the facility is sold under a long-term Power Purchase Agreement (PPA) with the Tamil Nadu Electricity Board (TNEB) which sells the power to retail end-user customers. TNEB has not been able to make full payment to PPN for the purchase of energy under contract due to its overall poor liquidity situation. The past due receivable at PPN as of March 31, 2003 is approximately $84 million, Energy Holdings' share of which is approximately $17 million, net of a $7 million reserve. Energy Holdings' exposure to the open receivables is included in the $40 million investment exposure discussed above.

      On April 1, 2003, PPN did not receive an expected partial payment from TNEB, which resulted in PPN defaulting on a debt payment to its project lenders of $10 million. Consequently, PPN advised lenders of its inability to make the scheduled debt payment. Also, PPN has not paid working capital interest, amounts due under letters of credit covering fuel supplies, gas supply invoices and fuel supply letters of credit due in April 2003.

      PPN is developing a contingency plan and has closed the plant as of April 10, 2003. The TNEB has been notified of the plant closing resulting from PPN's inability to procure fuel and fund operating expenses due to non-payment by TNEB. In late April 2003, a partial payment of $8 million was received and negotiations are continuing toward full resolution of this matter. No changes to the long-term forecasts of cash flows were deemed appropriate for PPN. Global will continue to monitor the situation in India closely.

   Tunisia

      Global owns a 60% interest in Carthage Power Company (CPC), a 471 MW gas-fired combined-cycle electric generation facility located in Rades, Tunisia. CPC has entered into a 20-year power purchase contract for the sale of 100% of the output to Societe Tunisienne de l' Electricite et du Gaz (STEG). The contract called for the plant to be operational by November 24, 2001, however, due to delays in construction, this deadline was not met. STEG has declared that it is entitled to liquidated damages at the rate of $67 thousand a day since November 24, 2001 in accordance with the terms of the power purchase contract. CPC is contesting STEG's claim and the two parties are currently in negotiations to settle this dispute. The facility was built by Alstom Centrales Energetiques S.A., (Alstom) an independent contractor, who was obligated to complete construction by September 3, 2001. The facility commenced operation on May 14, 2002. CPC believes it is entitled to liquidated damages from Alstom in amounts greater than the claims by STEG. CPC and Alstom are in negotiations to settle the liquidated damages claims. Such liquidated damages are secured by letters of credit totaling $30 million. In April an agreement in principle was reached between CPC, Alstom and STEG. If the agreement becomes final, all related matters will be settled without an adverse material effect on CPC.

Note 6. Risk Management

PSEG, PSE&G, Power and Energy Holdings

      The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect the results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term ''hedge'' to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings use derivative instruments as risk management tools consistent with their respective business plans and prudent business practices.

Derivative Instruments and Hedging Activities

Energy Trading Contracts

   Power

      Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights, coal and emission allowances, in the spot, forward and futures markets, primarily in PJM, and also in the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region, the Henry Hub Basin, as well as the Super Region.

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power does not engage in the practice of simultaneous trading for the purpose of increasing trading volume or revenue. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures.

      Power marks to market its energy trading contracts in accordance with SFAS 133. As of March 31, 2003 and December 31, 2002, substantially all of these contracts had terms of two years or less. Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices or price options. The effect of using such modeling techniques is not material to Power's financial results.

      For the quarters ended March 31, 2003 and 2002, Power recorded net margins as shown below:

	Quarters Ended March 31,
	2003	2002
	(Millions)
Realized Gains (Losses)	$22	$(2)
Unrealized Gains	4	30

Gross Margin	26	28
Broker Fees and Other Trading-Related Expenses	2	2

Net Margin	$24	$26

      As of March 31, 2003 and December 31, 2002, the cumulative unrealized gains for all periods related to these energy trading contracts were approximately $28 million and $24 million, respectively.

      Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of Power's margin deposits as of March 31, 2003 was approximately $12 million.

Commodity Contracts

   Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. Power manages its risk of fluctuations of energy price and availability through derivative instruments, such as forward purchase contracts, swaps, options, futures, etc.

   Cash Flow Hedges

      In order to hedge a portion of Power's forecasted energy purchases to meet its electric supply requirements, Power enters into forward purchase contracts, futures, options and swaps. These contracts, in conjunction with owned electric generation capacity, are designed to cover estimated wholesale electric customer commitments. Power also forecasts the energy delivery from its generating stations based on the forward price curve movement of energy and, as a result, Power enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of March 31, 2003, the fair value of these hedges was $20 million. Unrealized gains and losses associated with these hedges of $(12) million, net of tax, was recorded to OCI for the quarter ended March 31, 2003. As defined in SFAS 133, there was no ineffectiveness associated with these hedges. Under SFAS 133, ineffectiveness can occur when the terms of an instrument do not perfectly match the transaction or risk the instrument is hedging. These hedges will mature through 2004.

      Effective with the transfer of PSE&G's gas contracts to Power on May 1, 2002, Power acquired all of the derivatives entered into by PSE&G. The derivatives used to hedge the forecasted purchase of natural gas are designated and effective as cash flow hedges. Gains or losses from the derivatives entered to hedge residential customer requirements are deferred and recovered from PSE&G's customers as part of the monthly billing to PSE&G. Gains or losses on the derivatives entered to hedge commercial and industrial customer requirements are recorded to OCI. There was no ineffectiveness realized on these hedges. As of March 31, 2003, the fair value of hedge instruments associated with hedging residential customer requirements was $33 million. The maximum term of these contracts is approximately two years.

Other Derivatives

      Power also enters into certain other contracts which are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are option contracts for fuel purchases for generation requirements. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs on the Consolidated Statement of Operations at the end of each reporting period. For the quarters ended March 31, 2003 and 2002, Power recorded gross margins as shown below:

	Quarters Ended March 31,
	2003	2002
	(Millions)
Realized Losses	$(14)	$(12)
Unrealized (Losses) Gains	(7)	20

Gross Margin	$(21)	$8

      As of March 31, 2003 and December 31, 2002, the cumulative unrealized gains and losses for all periods related to these contracts were approximately $13 million and $20 million, respectively. The contracts related to the majority of these gains and losses had terms of less than two years and were valued through market exchanges and, where necessary, broker quotes.

Interest Rates

PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives.

Fair Value Hedges

   PSEG

      PSEG uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. The interest swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. For the quarter ended March 31, 2003, the fair value of these hedges was $4 million. There was no ineffectiveness related to these hedges.

   Energy Holdings

      In April 2003, Energy Holdings, in a private placement, issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings is using an interest rate swap to convert a portion of this fixed-rate debt into variable-rate debt. The interest swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt.

Cash Flow Hedges

   PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to the variable rate debt instruments. The interest rate derivatives are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in OCI. Reclassification of unrealized gains or losses on these cash flow hedges from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt. As of March 31, 2003, the fair value of these cash flow hedges was $(236) million, including $(65) million of loss that is deferred and recovered from PSE&G's customers. $(19) million of unrealized losses (net of gains) on interest rate derivatives accumulated in OCI is expected to be reclassified as earnings during the next 12 months.

Foreign Currencies

Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of this risk is that some of its foreign subsidiaries and affiliates utilize currencies other than the consolidated reporting currency, the US Dollar. Additionally, certain of Global's foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in US Dollars or currencies other than their own functional currencies. Global, a US Dollar functional currency entity, is primarily exposed to changes in the US Dollar against the Brazilian Real, the Euro, the Polish Zloty and the Chilean Peso. With respect to the foreign currency risk associated with the Brazilian Real and the Chilean Peso, there has already been significant devaluation since the initial acquisition of these investments, which has resulted in reduced US Dollar earnings and cash flows relative to initial projections. Whenever possible, these subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements, wherever possible, to manage risk related to certain foreign currency fluctuations.

      As of March 31, 2003, net foreign currency devaluations have reduced the total amount of Energy Holdings' total Member's Equity by $333 million, of which $192 million and $138 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively.

Cash Flow Hedges

      Affiliates of Energy Holdings purchase forward-exchange contracts as hedges of anticipated payments to contractors for projects under construction. These contracts are designed to hedge against the risk that the future cash payments will be adversely affected by changes in foreign currency rates. As of March 31, 2003, Energy Holdings recorded its pro-rata share of the fair value on the forward exchange contracts as an increase of $2 million in OCI. There was no ineffectiveness associated with these hedges.

      Additionally, an affiliate of Energy Holdings entered into a PPA that contains an embedded derivative. This embedded derivative is designated as a cash flow hedge of foreign currency debt exposure. To the extent that the derivative is effective in offsetting foreign currency exposure, the amount is recorded in OCI. Amounts will be reclassified from OCI to earnings over the life of the debt. To the extent that the derivative is provided to hedge an equity return in US Dollars, the offsetting amount is recorded in earnings. As of March 31, 2003, the fair value of the derivative was $19 million. The ineffectiveness associated with this hedge was immaterial to earnings.

      For the quarter March 31, 2003, the maximum term of these cash flow hedges is related to the embedded derivative, which will expire in 2022.

Hedges of Net Investments in Foreign Operations

      Energy Holdings has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates and Energy Holdings uses both derivative and nonderivative financial instruments to hedge a part of this exposure.

      An affiliate of Energy Holdings entered into a foreign currency option contract to hedge its exposure to changes in the US Dollar to the Korean Won exchange rate. As of March 31, 2003, Energy Holdings pro-rata share of the fair value of the foreign currency option was immaterial.

Equity Securities

Energy Holdings

      During the first quarter of 2003 Resources recognized a $10 million other than temporary impairments of non-publicly traded equity securities within certain leveraged buyout funds and other investments, which is included in Operating Revenues in the Consolidated Statements of Operations. As of March 31, 2003, Resources had investments in leveraged buyout funds of approximately $82 million, of which $24 million was comprised of public securities with available market prices and $58 million was comprised of non-publicly traded securities. As of December 31, 2002, Resources had investments in leveraged buyout funds of approximately $93 million, of which $24 million was comprised of public securities with available market prices and $69 million was comprised of non-publicly traded securities.

Note 7. Comprehensive Income

Comprehensive Income, Net of Tax:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2003:
Net Income	$101	$547	$44	$(16)	$676
Other Comprehensive Income	(1)	36	(19)	3	19

Comprehensive Income (Loss)	$100	$583	$25	$(13)	$695

For the Quarter Ended March 31, 2002:
Net Income	$68	$120	$(115)	$(13)	$60
Other Comprehensive Income	(1)	7	(72)	1	(65)

Comprehensive Income (Loss)	$67	$127	(187)	$(12)	$(5)

(A)	Other primarily consists of activity at PSEG (parent company), Services and intercompany eliminations.

Note 8. Other Income and Deductions

Other Income:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2003:
Interest Income	$2	$4	$—	$—	$6
Gain on Disposition of Property	8	—	—	—	8
Foreign Currency Transaction Gain	—	—	3	—	3
NDT Fund Realized Gains	—	41	—	—	41
Other	—	2	—	—	2

Total Other Income	$10	$47	$3	$—	$60

For the Quarter Ended March 31, 2002:
Change in Derivative Fair Value	$—	$—	$10	$—	$10
Minority Interest	—	—	—	1	1

Total Other Income	$—	$—	$10	$1	$11

Other Deductions:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2003:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses	—	33	—	—	33
Minority Interest	—	—	—	5	5
Change in Derivative Fair Value	—	—	6	—	6

Total Other Deductions	$1	$33	$6	$5	$45

For the Quarter Ended March 31, 2002:
Foreign Currency Losses	$—	$—	$52	$—	$52

Total Other Deductions	$—	$—	$52	$—	$52

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations.

Note 9. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other(A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2003:
Income from Continuing Operations before Cumulative Effect of a Change in Accounting Principle	$157	$300	$81	$(33)	$505
Tax computed at the statutory rate	55	105	28	(12)	176
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	11	18	—	(2)	27
Rate Differential of Foreign Operations	—	—	(12)	—	(12)
Plant Related Items	(12)	—	—	—	(12)
Other	2	—	1	2	5

Total Income Tax Expense	$56	$123	$17	$(12)	$184

Effective income tax rate	35.7%	41.0%	21.0%	36.4%	36.4%

For the Quarter Ended March 31, 2002:
Income from Continuing Operations before Cumulative Effect of a Change in Accounting Principle	$110	$200	$5	$(20)	$295
Tax computed at the statutory rate	39	70	2	(7)	104
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	9	10	1	(1)	19
Rate Differential of Foreign Operations	—	—	(3)	—	(3)
Plant Related Items	(2)	—	—	—	(2)
Other	(4)	—	—	—	(4)

Total Income Tax Expense	$42	$80	$—	$(8)	$114

Effective income tax rate	38.2%	40.0%	(10.2)%	40.0%	38.6%

(A)	PSEG's other activities include amounts applicable to PSEG (parent corporation) that primarily relate to financing and certain administrative and general costs.

Note 10. Financial Information by Business Segments

      Information related to the segments of PSEG's and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other(A)	Other(B)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2003:
Total Operating Revenues	$2,148	$1,887	$51	$157	$1	$(880)	$3,364
Income from Continuing Operations	100	177	12	42	(1)	(9)	321
Segment Earnings (Loss)	100	547	12	42	(16)	(9)	676
Gross Additions to Long-Lived Assets	97	153	—	105	1	6	362
As of March 31, 2003:
Total Assets	$12,684	$6,995	$3,143	$3,850	$(72)	$(437)	$26,163
Investments in Equity Method Subsidiaries	$—	$—	$105	$1,327	$20	$—	$1,452
For the Quarter Ended March 31, 2002:
Total Operating Revenues	$1,659	$576	$58	$78	$—	$(488)	$1,883
Income from Continuing Operations	67	120	15	(13)	(2)	(6)	181
Segment Earnings (Loss)	67	120	15	(98)	(38)	(6)	60
Gross Additions to Long-Lived Assets	76	278	5	229	(2)	(39)	547
As of December 31, 2002:
Total Assets	$12,429	$6,941	$3,086	$3,802	$(50)	$(489)	$25,719
Investments in Equity Method Subsidiaries	$—	$—	$118	$1,306	$20	$—	$1,444

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (parent company), the HVAC/operating companies of Energy Technologies, which were reclassified into discontinued operations in 2002, and EGDC. The net losses primarily relate to financing and certain administrative and general costs at the Energy Holdings parent corporation. For a discussion of the charges relating to Discontinued Operations at Energy Technologies, see Note 4. Discontinued Operations.
(B)	PSEG's other activities include amounts applicable to PSEG (parent corporation), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions, rather, all intercompany transactions are at cost or, in the case of the BGS and Basic Gas Supply Service (BGSS) contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 12. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at the PSEG parent corporation.

Note 11. Stock-Based Compensation

      PSEG applies Accounting Principles Board (APB) Opinion No. 25, ''Accounting for Stock Issued to Employees,'' and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant. Had compensation costs for stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 ''Accounting for Stock-Based Compensation,'' there would have been a charge to net income of approximately $2 million and $3 million for the quarters ended March 31, 2003 and 2002, respectively, with a $(0.01) and $(0.01) impact on earnings per share for the quarters ended March 31, 2003 and 2002, respectively.

      The following table illustrates the effect on net income and earnings per share if PSEG had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Quarters Ended March 31,
	2003	2002
	(Millions)
Net Income, as reported	$676	$60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(3)

Pro forma Net Income	$674	$57

Earnings per share:
Basic and Diluted—as reported	$3.00	$0.29
Basic and Diluted—pro forma	$2.99	$0.28

Note 12. Related-Party Transactions

BGSS and BGS Contracts

PSE&G and Power

      Effective May 1, 2002, PSE&G transferred its gas supply contracts and gas inventory requirements to Power. On the same date, PSE&G entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS requirements.

      From January 1, 2003 through March 31, 2003, Power billed PSE&G approximately $832 million for BGSS. As of March 31, 2003, PSE&G's payable to Power related to the BGSS contract was approximately $256 million.

      Power charged PSE&G for the energy and capacity provided to meet its BGS requirements through July 31, 2002. Power also charges PSE&G for the Market Transition Charge (MTC) though July 31, 2003. For the quarters ended March 31, 2003 and 2002, Power charged PSE&G approximately $48 million and $460 million, respectively, for the MTC and BGS. As of March 31, 2003 and December 31, 2002, PSE&G's payable to Power relating to these costs was approximately $19 million and $2 million, respectively.

      For the quarter ended March 31, 2002, PSE&G sold energy and capacity to Power at the market price of approximately $28 million, which PSE&G purchased under various Non-Utility Generation (NUG) contracts at costs above market prices.

Affiliate Loans

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's consolidated financial statements.

PSEG and Power

      As of March 31, 2003, Power had a receivable from PSEG of approximately $204 million for short-term funding needs. As of December 31, 2002, Power had a payable to PSEG of approximately $239 million for short-term funding needs. There was no interest expense related to these borrowings for the quarter ended March 31, 2003, as compared to $1 million for the quarter ended March 31, 2002.

PSEG and Energy Holdings

      As of March 31, 2003, Energy Holdings had no outstanding affiliate loan balances with PSEG. As of December 31, 2002, Energy Holdings had a receivable due from PSEG of $62 million for short-term funding needs. Interest Income related to this borrowing was immaterial.

Energy Holdings

   Affiliate Payables due to PSEG from Energy Technologies

      As of December 31, 2002, Energy Technologies had recorded an affiliate payable due to PSEG of $12 million. The amount was recorded as a component of Current Liabilities of Discontinued Operations on the Consolidated Balanced Sheets. Energy Technologies repaid this balance during the first quarter of 2003.

   Loans to TIE

      Global and its partner, Panda Energy International, Inc. (Panda), own and operate two electric generation facilities in Texas through Texas Independent Energy, L.P. (TIE), a 50/50 joint venture. In January 2003, Panda indirectly transferred 50% of its interest in TIE to Teco Power Services (Teco). As of March 31, 2003, Global's investment in TIE was approximately $246 million, including $73 million of loans that earn interest at an annual rate of 12% and that are scheduled to be repaid in quarterly installments over the next 10 years. The quarterly loan installments due to Global are expected to be repaid out of the project cash flows or additional contributions from project partners in the event of insufficient project cash flows. For the quarter ended March 31, 2003, Global recorded approximately $2 million of interest income related to this loan.

      In March 2003, Global funded $14 million of convertible preferred equity to the two TIE projects as part of its negotiations with project lenders to amend the projects' credit agreements. The convertible preferred equity has a 15% coupon and is convertible at Global's option into an approximate 13% equity interest in TIE if not repaid in full by June 2004.

   Loans to GWF Energy

      As of March 31, 2003, Global has provided GWF Energy $4 million of loans to fund construction costs pending completion of project financing. The loan earns interest at 20% per annum and is not convertible into equity. Global's ownership interest in GWF Energy was 76% as of March 31, 2003. Harbinger GWF LLC has the right to buy back from Global up to one-half of the reduction of its equity ownership in GWF Energy from the 50% ownership level. Such right terminates at the earlier of project financing or September 30, 2003. For a discussion of the dispute with Harbinger, see Note 5. Commitments and Contingent Liabilities.

Changes in Capitalization

PSE&G

      On January 21, 2003, PSEG contributed $170 million of equity to PSE&G.

PSEG, PSE&G, Power and Energy Holdings

      Services provides and bills administrative services to PSEG, PSE&G, Power and Energy Holdings as follows:

	Services Billings for the Quarters Ended March 31,		Payable to Services as of
	2003	2002	March 31, 2003	December 31, 2002
	(Millions)
PSEG	$—	$4	$—	$1
PSE&G	46	52	16	16
Power	27	35	9	2
Energy Holdings	4	5	1	3

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's consolidated financial statements. PSEG, PSE&G, Power and Energy Holdings believe that the costs of services provided by Services approximates market value for such services.

Note 13. Guarantees of Debt

Power

      In April 2001, Power issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. Additionally, in June 2002, Power issued $600 million of 6.95% Senior Notes due 2012. Each series of the Senior Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power's non-guarantor subsidiaries, for the quarters then ended.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total

			(millions)
For the Quarter Ended March 31, 2003:
Revenues	$—	$2,058	$127	$(298)	$1,887
Operating Expenses	—	1,744	126	(297)	1,573

Operating Income (Loss)	—	314	1	(1)	314
Other Income and Deductions	571	14	—	(571)	14
Interest Expense	(41)	(18)	31	—	(28)
Income Taxes	17	(129)	(12)	1	(123)
Cumulative Change in Accounting Principle	—	370	—	—	370

Net Income (Loss)	$547	$551	$20	$(571)	$547

For the Quarter Ended March 31, 2003:
Net Cash Provided By (Used In) Operating Activities	$386	$657	$(262)	$(166)	$615
Net Cash Provided By (Used In) Investing Activities	$(205)	$(586)	$291	$135	$(365)
Net Cash Provided By (Used In) Financing Activities	$(181)	$(50)	$(27)	$19	$(239)
For the Quarter Ended March 31, 2002:
Revenues	$—	$574	$2	$—	$576
Operating Expenses	20	324	4	—	348

Operating Income (Loss)	(20)	250	(2)	—	228
Other Income and Deductions	156	(1)	—	(155)	—
Interest Expense	(41)	(16)	29	—	(28)
Income Taxes	25	(96)	(9)	—	(80)

Net Income (Loss)	$120	$137	$18	$(155)	$120

(table continued on next page)

(table continued from previous page)
	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total

			(Millions)
For the Quarter Ended March 31, 2002:
Net Cash Provided By (Used In) Operating Activities	$148	$90	$81	$(159)	$160
Net Cash Provided By (Used In) Investing Activities	$(205)	$(140)	$(138)	$244	$(239)
Net Cash Provided By (Used In) Financing Activities	$58	$51	$57	$(85)	$81
As of March 31, 2003:
Current Assets	$1,250	$2,033	$101	$(1,863)	$1,521
Property, Plant and Equipment, Net	41	2,516	1,645	—	4,202
Noncurrent Assets	4,056	1,436	1,410	(5,630)	1,272

Total Assets	$5,347	$5,985	$3,156	$(7,493)	$6,995

Current Liabilities	$141	$2,363	$603	$(1,980)	$1,127
Noncurrent Liabilities	128	375	24	—	527
Note Payable—Affiliated Company	155	1,150	—	(1,305)	—
Long-Term Debt	2,516	—	800	—	3,316
Member's Equity	2,407	2,097	1,729	(4,208)	2,025

Total Liabilities and Member's Equity	$5,347	$5,985	$3,156	$(7,493)	$6,995

As of December 31, 2002:
Current Assets	$1,307	$1,609	$89	$(1,725)	$1,280
Property, Plant and Equipment, Net	42	2,430	1,573	—	4,045
Noncurrent Assets	3,196	1,783	1,355	(4,718)	1,616

Total Assets	$4,545	$5,822	$3,017	$(6,443)	$6,941

Current Liabilities	$367	$1,897	$504	$(1,713)	$1,055
Noncurrent Liabilities	125	990	28	(15)	1,128
Note Payable—Affiliated Company	97	1,150	—	(1,247)	—
Long-Term Debt	2,516	—	800	—	3,316
Member's Equity	1,440	1,785	1,685	(3,468)	1,442

Total Liabilities and Member's Equity	$4,545	$5,822	$3,017	$(6,443)	$6,941

      There are no restrictions on the ability of Power's subsidiaries to transfer funds in the form of dividends, loans or advances to Power for the periods noted above.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (MD&A)

      Following are the significant changes in or additions to information reported in the 2002 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

      This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no other representations as to any other company.

Overview

PSEG

      PSEG's business consists of four reportable segments, which are Power, PSE&G, PSEG Global LLC (Global) and PSEG Resources LLC (Resources). The following is a discussion of the major quarter-to-quarter financial statement variances and follows the financial statement presentation as it relates to each of its segments.

      PSEG's results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings. For a more detailed discussion of the changes referenced for PSEG, see the applicable results of operations discussion for each respective subsidiary registrant.

      Income from Continuing Operations for the quarters ended March 31, 2003 and 2002 was $321 million and $181 million or $1.42 and $0.88 per share, respectively. For the full year of 2003, PSEG expects Income from Continuing Operations to range from $3.70 to $3.90 per share. Net Income for the quarters ended March 31, 2003 and 2002 was $676 million and $60 million or $3.00 and $0.29 per share of common stock, respectively.

      The significant quarter-to-quarter increase in Income from Continuing Operations for the quarter ended March 31, 2003 is due primarily to higher margins at Power resulting from the effective management of its electric and natural gas portfolio, improved earnings at PSE&G due to favorable weather effects, and improvements at Energy Holdings largely due to the timing of an annual payment under Global's Eagle Point cogeneration contract and due to the absence of the currency-related charges in Argentina recorded in 2002.

      Additionally, during the first quarter ended 2003, PSEG recorded an after-tax benefit in the amount of $370 million related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, ''Accounting for Asset Retirement Obligations'' (SFAS 143). This benefit was due mainly to the required remeasurement of Power's nuclear decommissioning obligations. Similarly for the quarter ended March 31, 2002, PSEG adopted SFAS No. 142, ''Goodwill and Other Intangible Assets'' (SFAS 142) and incurred an after-tax charge of $120 million related to goodwill impairments at Energy Holdings.

	Earnings (Losses)		Contribution to Earnings Per Share (Basic and Diluted)
	Quarters Ended March 31,		Quarters Ended March 31,
	2003	2002	2003	2002
	(Millions)
Power	$177	$120	$0.78	$0.58
PSE&G	100	67	0.44	0.32
Energy Holdings:
Resources	12	15	0.05	0.07
Global	42	(13)	0.19	(0.06)
Other (A)	(1)	(2)	—	(0.01)
Other (B)	(9)	(6)	(0.04)	(0.02)

Income from Continuing Operations	$321	$181	$1.42	$0.88
Loss from Discontinued Operations, including Loss on Disposal	(15)	(1)	(0.06)	(0.01)
Cumulative Effect of a Change in Accounting Principle (C)	370	(120)	1.64	(0.58)

PSEG Net Income	$676	$60	$3.00	$0.29

(A)	Other activities include non-segment amounts of Energy Holdings, PSEG Energy Technologies Inc. (Energy Technologies), Enterprise Group Development Corporation (EGDC) and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.
(B)	Other activities include non-segment amounts of PSEG (parent company) and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at PSEG (parent company).
(C)	Relates to the adoption of SFAS 143 in 2003 and the adoption of SFAS 142 in 2002. See Note 2. New Accounting Standards and Note 3. Adoption of SFAS 143 of the Notes.

PSE&G

      Earnings Available to PSEG from PSE&G increased $33 million to $100 million during the first quarter ended March 31, 2003 as compared to the same period in 2002. Colder weather, causing greater demand for heating was the key driver for improved margins at PSE&G during the first quarter of 2003. This improved PSE&G's earnings significantly when compared to the results produced during the mild winter last year and helped to offset higher operation and maintenance expenses, pension and other costs. PSE&G is projecting earnings of $210 million to $230 million for the full year of 2003.

Power

      Power's Income from Continuing Operations increased $57 million to $177 million during the quarter ended March 31, 2003 as compared to the same period in 2002. The principal driver of these results was the effective management of its electric and natural gas portfolio during the period. The Basic Gas Supply Service (BGSS) and the Basic Generation Service (BGS) related contracts became effective on May 1 and August 1, 2002, respectively. The impact of these contracts helped provide Power with ongoing results that were more than 35% higher than achieved in the first quarter of last year. In addition, Power benefited in the first quarter from its operation of two generating facilities in Connecticut that were acquired in December 2002. Power is projecting Income from Continuing Operations at $475 million to $520 million for the full year of 2003.

      Also impacting the quarter was the adoption of SFAS 143 resulting in an after-tax benefit of $370 million. The benefit is related to the required remeasurement of Power's asset retirement obligations, mainly nuclear decommissioning, within its businesses. Earnings Available to PSEG from Power increased $427 million to $547 million during the first quarter ended March 31, 2003 versus 2002.

Energy Holdings

      Energy Holdings' Income from Continuing Operations increased $53 million during the quarter ended March 31, 2003 as compared to the same period in 2002 due primarily to the timing of a contractual payment from Eagle Point Cogeneration Partnership (EPCP), which was recorded in the first quarter of 2003 as compared to the second quarter of 2002 and due to the absence of the currency-related charges in Argentina recorded in 2002. Energy Holdings expects Income from Continuing Operations of $145 million to $155 million for the full year of 2003.

      Earnings Available to PSEG increased $159 million to $38 million during the first quarter ended March 31, 2003 as compared to the same period in 2002. For the same period in 2002, Energy Holdings generated a loss of $121 million. The quarter-to-quarter change is largely attributable to the adoption of SFAS 142 in the first quarter of 2002, which resulted in an after-tax charge of $120 million. Also contributing was the timing of a contractual payment from EPCP, discussed above, which was partially offset by higher Losses from Discontinued Operations.

Results of Operations

PSEG

Operating Revenues

      For the quarter ended March 31, 2003, Operating Revenues increased by $1.5 billion or 79%. This was due primarily to an increase at PSEG's operating companies including a $479 million increase from Power related to the new BGS-related revenues from third-party wholesale electric suppliers which went into effect August 1, 2002 and increased energy sales into the New England Power Pool resulting from Power's operation of two generation facilities in Connecticut that were acquired in December 2002, a $489 million increase in PSE&G's operating revenues due primarily to increased weather-related demand as explained below under PSE&G, and a $73 million increase in Energy Holdings' operating revenues relating to the withdrawal of EPCP and generation projects going into operation during 2002, partially offset by lower investment earnings at Resources, as detailed below under Energy Holdings.

      In addition, a portion of the increase was due to the fact that Power's BGS revenues are not being eliminated in consolidation subsequent to July 2002 by PSEG. Under the prior BGS contract, which terminated on July 31, 2002, Power sold energy directly to PSE&G, which in turn sold this energy to its customers. These revenues were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Consolidated Financial Statements. For the BGS contract period beginning August 1, 2002, Power entered into contracts with third parties who are direct suppliers of New Jersey's Electric Distribution Companies (EDCs) and PSE&G purchases the energy for its customers' needs from such direct suppliers. Due to this change in the BGS model, these revenues are no longer intercompany revenues and therefore are not eliminated in consolidation. For the quarter ended March 31, 2003, PSEG's elimination related to intercompany BGS and Market Transition Charge (MTC) revenues decreased by approximately $412 million as compared to the quarter ended March 31, 2002 due primarily to this change. Also related to this change in the BGS model, PSE&G, in 2002, began selling energy purchased under non-utility generation (NUG) contracts, which it had previously sold to Power, to third parties. As a result, for the quarter ended March 31, 2003, PSEG's revenues related to NUG contracts increased by approximately $28 million.

Operating Expenses

   Energy Costs

      For the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, Energy Costs increased approximately $1.3 billion or 173% due primarily to a $401 million net increase in gas costs at PSE&G and Power, a $362 million increase at Power primarily related to increased energy purchases and third-party wholesale electric supplier contracts, discussed further below under Power, a $62 million increase in electric energy costs at PSE&G discussed further below under PSE&G and a $17 million increase at Energy Holdings, relating to projects going into operation at Global, discussed further below under Energy Holdings.

      In addition, a portion of the increase was due to the fact that PSE&G no longer purchases electric energy directly from Power, as discussed above in Operating Revenues. Amounts attributable to this change totaled $440 million between the quarters ended March 31, 2003 and 2002.

   Operations and Maintenance

      For the quarter ended March 31, 2003, Operations and Maintenance expense increased $57 million or 12% as compared to the quarter ended March 31, 2002 due to a $16 million increase at Power primarily caused by scheduled outages at certain electric generating stations, an increase at Energy Holdings of $8 million, due mainly to costs associated with projects going into operation and a $32 million increase at PSE&G due primarily to higher Demand Side Management (DSM) amortization, discussed further below under PSE&G.

   Depreciation and Amortization

      For the quarter ended March 31, 2003, Depreciation and Amortization decreased by $31 million or 24% as compared to the quarter ended March 31, 2002, due primarily to a decrease of $29 million at PSE&G, mainly due to an increase in the amortization of the excess depreciation reserve.

   Taxes Other Than Income Taxes

      Taxes Other Than Income Taxes is comprised of the Transitional Energy Facility Assessment (TEFA) tax at PSE&G. Taxes Other Than Income Taxes increased $6 million or 16% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This increase was due primarily to an increase of $6 million in the TEFA due to increased sales. Legislation enacted in January 2002 freezes the TEFA unit rate surcharges at the 2001 levels through 2004 and then reduces the rates over the next three years, phasing out the TEFA by 2007.

Income from Equity Method Subsidiaries

      Income from Equity Method Investments decreased $13 million or 43% to $17 million for the quarter ended March 31, 2003 from $30 million for the quarter ended March 31, 2002. This decrease was due primarily to lower earnings in 2002 of $8 million at Rio Grande Energia (RGE), an electric distribution company in Brazil mainly driven by regulatory changes that allowed RGE to recover from customers prior tariff charges previously expensed, as well as higher energy purchases, higher inflation rates and higher effective tax rates in the current year. Also contributing to the decrease was $3 million in interest income related to a note receivable from The AES Corporation (AES) in 2002.

Other Income

      For the quarter ended March 31, 2003, Other Income increased by $49 million as compared to the quarter ended March 31, 2002, due primarily to a $47 million increase at Power, a $10 million increase at PSE&G, partially offset by a $7 million decrease at Energy Holdings. Power's increase is due primarily to realized gains and the recognition of interest and dividend income in its Nuclear Decommissioning Trust (NDT) Fund. The increase at PSE&G primarily relates to $8 million of gains recorded on the disposition of property in the current year. The decrease at Energy Holdings primarily relates to a decrease in net derivative gains.

Other Deductions

      For the quarter ended March 31, 2003, Other Deductions decreased by $7 million as compared to the quarter ended March 31, 2002, due primarily to $52 million less in foreign currency transaction losses related to US Dollar debt in Argentina recorded in 2002. This was partially offset by the recognition of $33 million of realized losses in Power's NDT Fund.

Interest Expense

      For the quarter ended March 31, 2003, Interest Expense decreased $4 million or 2% as compared to the quarter ended March 31, 2002 due primarily to a $6 million decrease at PSE&G and a $4 million decrease at Energy Holdings, partially offset by a $6 million increase at PSEG.

Preferred Securities Dividends

      For the quarter ended March 31, 2003, Preferred Securities Dividends increased approximately $4 million due primarily to higher preferred dividend requirements at PSEG.

Income Taxes

      For the quarter ended March 31, 2003, Income Taxes increased $70 million or 61% as compared to the quarter ended March 31, 2002 including a $43 million increase at Power, a $14 million increase at PSE&G and a $17 million increase at Energy Holdings which were primarily attributable to higher pre-tax income. These increases were partially offset by a $4 million decrease at PSEG, which was attributable to lower pre-tax income.

Losses From Discontinued Operations

      Operating results of Energy Technologies' HVAC/mechanical operating companies, less certain allocated costs from Energy Holdings, have been reclassified into Discontinued Operations in the Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarters ended March 31, 2003 and 2002 yielded additional after-tax losses of $6 million and $4 million, respectively. For additional information, see Note 4. Discontinued Operations of the Notes. Due to current market conditions, Energy Holdings re-evaluated the carrying value of Energy Technologies and has determined that an additional write-down to fair value less cost to sell was required. In the first quarter of 2003, Energy Holdings recorded an additional after-tax loss on disposal of Energy Technologies of $9 million.

      In addition, Tanir Bavi, a 220 MW barge mounted, combined-cycle generating facility in India which was sold in the fourth quarter of 2002, met the criteria for classification as a component of discontinued operations. The operating results of Tanir Bavi for the quarter ended March 31, 2002 yielded after-tax income of $3 million.

Cumulative Effect of a Change in Accounting Principle

      For the quarter ended March 31, 2003, Power recorded a $370 million after-tax benefit to Net Income relating to the adoption of SFAS 143 as detailed further below under Power. In the first quarter of 2002, Energy Holdings recorded a $120 million after-tax charge to Net Income due to goodwill impairments relating to the adoption of SFAS 142 as detailed further below under Energy Holdings.

PSE&G

Operating Revenues

      PSE&G's operating revenues increased by $489 million or 29% for the first quarter of 2003 as compared to the first quarter of 2002. The primary reason for the increase was a $459 million or 56% increase in gas revenues. Electric revenues also increased by $30 million or 4%.

      Total gas sales volumes increased by 25% in 2003 due primarily to favorable weather conditions this past winter resulting in added revenues of $222 million comprised of commodity sales of $117 million and delivery sales of $105 million. Increase in prices added $245 million to 2003 revenues. Gas commodity charges vary monthly with the price of gas for commercial and industrial customers and those revenues increased $188 million for the quarter ended March 2003. Commodity charges to residential customers are levelized through the BGSS-RSG tariff with the difference between commodity revenue and cost deferred. Two BGSS-Residential Service Gas (RSG) rate increases were implemented during the first quarter of 2003 totaling 12%, which contributed $57 million to 2003 revenues. Other gas operating revenues declined by $7 million in 2003 as a result of no longer having off-system sales following the sale of the gas contract business to Power in May of 2002, a reduction of $13 million which was offset partially by a $4 million improvement in gas appliance repair sales.

      Electric sales volumes increased by 7% due primarily to favorable weather conditions this past winter which resulted in approximately $60 million in added revenue. Offsetting this increase was the effect of a 4.9% rate decrease effective in August 2002, which reduced revenues by approximately $45 million. This is offset by lower Energy Costs, discussed below. Sales of NUG power added $20 million to 2003 revenues as compared to 2002 due primarily to an increase in the Pennsylvania-New Jersey-Maryland Power Pool (PJM) locational marginal pricing.

Operating Expenses

   Energy Costs

      Gas costs increased by $386 million or 73% for the first quarter of 2003 as compared to the first quarter of 2002. The cost of gas purchased increased $173 million due to a 25% increase in the price of gas, and $130 million due to an increase in commodity sales volume due primarily to favorable weather conditions this past winter. Additionally, gas cost increased by $75 million for the current deferral of BGSS-RSG costs to match current commodity revenues.

      Electric costs increased $62 million or 12% for the first quarter of 2003 as compared to the first quarter of 2002. BGS purchases increased $67 million due to a 15% increase in prices effective August 1, 2002 and $30 million due to an increase in sales volumes due primarily to favorable weather conditions this past winter. Net MTC payments to Power increased $6 million due to a $52 million increase in the amortization of the excess depreciation reserve partially offset by the impact of the rate reduction of $45 million. NUG energy cost decreased $4 million as the result of a $15 million decrease in volumes purchased offset by a higher average price of $11 million. In addition, electric costs decreased by $37 million due to the deferral of energy costs in excess of the amount included in revenues.

   Operations and Maintenance

      Operations and Maintenance expense increased $32 million or 13% for the first quarter of 2003 as compared to the first quarter of 2002. The primary reason for the change was an $18 million increase in DSM program amortization driven by higher sales and a rate increase for gas DSM recovery in November 2002. The gas increase is included in the delivery volume revenue increase discussed above. DSM costs are deferred when incurred and amortized to Operations and Maintenance expense when recovered in revenues. Other contributors to the Operations and Maintenance expense increase were higher labor costs of $12 million, almost half of which was attributable to higher pension costs.

   Depreciation and Amortization

      Depreciation and Amortization decreased $29 million or 31% for the first quarter of 2003 as compared to the first quarter of 2002. The primary reason for the decrease is a reduction of $37 million for an increase in the amortization of an excess electric distribution depreciation reserve. This amortization will conclude on July 31, 2003, the end of the transition period. Offsetting this decrease was a $2 million increase in depreciation expense due to increased plants in service and a $6 million increase in the amortization of the regulatory asset related to securitization which was caused primarily by an increase in Securitization Transition Charge (STC) revenues.

   Taxes Other Than Income Taxes

      Taxes other than income taxes increased $6 million or 16% for the first quarter of 2003 as compared to the first quarter of 2002. The increase is the result of higher TEFA due to higher taxable sales in 2003. Legislation enacted in January 2002 freezes the TEFA unit rate surcharges at the 2001 levels through 2004 and then reduces the rates over the next three years, phasing out the TEFA by 2007.

Other Income

      Other Income increased $10 million or 175% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to gains on the disposal of various electric transmission properties.

Interest Expense

      Interest expense decreased by $6 million or 6% for the first quarter of 2003 as compared to the first quarter of 2002. Interest on long-term debt decreased $11 million due to the maturity of Medium-Term Notes in August and September 2002 and January 2003. These were offset by increased interest of $6 million due to Medium-Term Notes issued in September 2002 and January 2003.

Income Taxes

      Income taxes increased $14 million or 33% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due primarily to an increase in pre-tax income offset by increased benefits attributable to the excess depreciation reserve adjustment in 2003.

Power

Operating Revenues

      For the quarter ended March 31, 2003, Power's Operating Revenues increased $1.3 billion or 228% as compared to the quarter ended March 31, 2002, due primarily to the inclusion of approximately $900 million of gas revenues relating to its BGSS contract and off-system gas sales resulting from the gas contracts transferred from PSE&G in May 2002. Also contributing to the increase was an approximate $300 million increase in electric revenues, due primarily to the BGS related contracts with third party wholesale electric suppliers which went into effect August 1, 2002. Also contributing to the increase in revenues was an approximate $125 million increase in electric energy sales in the New England Power Pool from Power's operation of two Connecticut generating facilities that were acquired in December 2002.

Operating Expenses

   Energy Costs

      For the quarter ended March 31, 2003, Power's energy costs increased $1.2 billion or 870% compared to the quarter ended March 31, 2002, due primarily to increased gas purchases of $847 million to satisfy Power's BGSS contract with PSE&G and increased electric energy purchases and third party wholesale electric supplier contracts of approximately $266 million. Also contributing to the increase were higher network transmission expenses of $72 million. These higher expenses were partially offset by a $28 million decrease in NUG purchases.

   Operations and Maintenance

      For the quarter ended March 31, 2003, Operations and Maintenance expense increased $16 million or 9% as compared to the same period in 2002, due primarily to increases caused by higher accretion relating to the adoption of SFAS 143, higher pension related expenses, scheduled outage work at electric generating stations and the acquisition of the two Connecticut generating facilities in December 2002.

   Depreciation and Amortization

      For the quarter ended March 31, 2003, Depreciation and Amortization expense remained flat as compared to the same period in 2002. Power did have higher depreciation expense of approximately $7 million for the period ended March 31, 2003 due primarily to a higher asset base. Depreciation expense was offset by the absence of decommissioning charges which are no longer recorded as a result of the implementation of SFAS 143. For additional information, see Note 3. Adoption of SFAS 143 of the Notes.

Other Income

      For the quarter ended March 31, 2003, Other Income increased by $47 million as compared to the quarter ended March 31, 2002, due to realized gains and the recognition of interest and dividend income in the NDT Fund.

Other Deductions

      For the quarter ended March 31, 2003, Other Deductions increased by $33 million as compared to the quarter ended March 31, 2002, due to the recognition of $33 million of realized losses in Power's NDT Fund.

Interest Expense

      Interest Expense remained flat for the quarter ended March 31, 2003 from the comparable period in 2002. Although Power incurred additional interest charges of $10 million for the period ended March 31, 2003 due primarily to the new financing of $600 million in June 2002, this increase was offset by capitalized interest relating to various construction projects of $8 million and $2 million of reductions associated with interest rate swap agreements.

Income Taxes

      Income Taxes increased $43 million or 54% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to increases in pre-tax income.

Cumulative Effect of Change in Accounting Principle

      Power has performed a review of its potential obligations under SFAS 143 and believes that its quantifiable obligations are primarily related to the decommissioning of its nuclear power plants. Upon adoption of this standard on January 1, 2003, Power recorded a Cumulative Effect of a Change in Accounting Principle in the amount of $370 million. See Note 2. New Accounting Standards and Note 3. Adoption of SFAS 143 of the Notes for additional information.

Energy Holdings

Operating Revenues

      Energy Holdings' revenues increased $73 million, or 54%, to $209 million for the quarter ended March 31, 2003 from $136 million for the quarter ended March 31, 2002. This increase was driven by higher electric generation revenues at Global and the timing of an increased annual withdrawal payment from EPCP. In 2001, Global withdrew from its interest in EPCP in exchange for a series of payments through 2005, provided certain operating contingencies are met.

   Global

      For the quarter ended March 31, 2003, the operating revenues increased by $79 million or 101% to $157 million for the quarter ended March 31, 2003 from $78 million for the quarter ended March 31, 2002. This increase at Global was partly due to an increase of $37 million of realized revenue from the withdrawal from EPCP which was recorded in the first quarter of 2003 as compared to the second quarter of 2002. The increase in revenue was also due to a $26 million increase from Skawina, a generation facility in Poland, in which Global purchased a majority ownership in the second quarter of 2002 and a $22 million increase from Rades, a generation facility in Tunisia which commenced operations in the second quarter of 2002. Also contributing is a $9 million increase at GWF Energy. In the second half of 2002, Global's ownership of GWF Energy increased to 76%. Accordingly, Global consolidates GWF Energy as compared to the first quarter 2002 when it was recorded under the equity method. These increases were partially offset by a decrease of $15 million from Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), in Argentina, which was fully written off in 2002 and was abandoned in the first quarter of 2003.

   Resources

      Resources' operating revenues decreased $7 million or 12% to $51 million for the quarter ended March 31, 2003, from $58 million for the quarter ended March 31, 2002, due primarily to an increase of $5 million from net investment losses, of which $10 million resulted from other than temporary impairments of non-publicly traded equity securities within certain leveraged buyout funds and other investments. Also contributing was a $2 million decrease in income from capital leases due to terminated leases.

Operating Expenses

      Operating Expenses increased $27 million or 42% to $92 million for the quarter ended March 31, 2003 from $65 million for the quarter ended March 31, 2002, due primarily to a $16 million increase related to the acquisition of Skawina, Poland which became majority owned in the second quarter 2002 and a $15 million increase related to Rades, Tunisia which commenced operation in the second quarter 2002.

Income from Equity Method Investments

      Income from Equity Method Investments decreased $13 million or 43% to $17 million for the quarter ended March 31, 2003 from $30 million for the quarter ended March 31, 2002. This decrease was due primarily to lower earnings in 2002 of $8 million at RGE mainly driven by regulatory changes that allowed RGE to recover from customers prior tariff charges previously expensed, as well as higher energy purchases, higher inflation rates and higher effective tax rates in the current year. Also contributing to the decrease was $3 million in interest income related to a note receivable from AES in 2002.

Other Income

      Other Income decreased $7 million for the quarter ended March 31, 2003 as compared to the same period in 2002 due to a decrease of $10 million of net derivative gains partially offset by an increase of $3 million of foreign currency transaction gains.

Other Deductions

      Other Deductions decreased $46 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due primarily to a decrease of $52 million in foreign currency transaction losses, primarily in Argentina in 2002, partially offset by an increase of $6 million in net derivative losses primarily related to the Rades Power Purchase Agreement (PPA) indexation.

Interest Expense

      Interest Expense decreased $4 million or 7% to $50 million for the quarter ended March 31, 2003 from $54 million for the quarter ended March 31, 2002 due primarily to the retirement of $228 million of Medium-Term Notes at PSEG Capital Corporation (PSEG Capital) in 2002, which resulted in a decrease of $2 million in interest expense. Also contributing to the decrease was the repurchase of Senior Notes in 2002 and reductions in borrowings under the revolving credit facilities.

Income Taxes

      Income Taxes expense increased $17 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due primarily to higher pre-tax income.

Losses From Discontinued Operations

      Operating results of Energy Technologies' HVAC/mechanical operating companies, less certain allocated costs from Energy Holdings, have been reclassified into Discontinued Operations in the Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarters ended March 31, 2003 and 2002 yielded additional after-tax losses of $6 million and $4 million, respectively. For additional information, see Note 4. Discontinued Operations of the Notes. Due to current market conditions, Energy Holdings re-evaluated the carrying value of Energy Technologies and has determined that an additional write-down to fair value less cost to sell was required. In the first quarter of 2003, Energy Holdings recorded an additional after-tax loss on disposal of Energy Technologies of $9 million.

      In addition, Tanir Bavi, a 220 MW barge mounted, combined-cycle generating facility in India which was sold in the fourth quarter of 2002, met the criteria for classification as a component of discontinued operations. The operating results of Tanir Bavi for the quarter ended March 31, 2002 yielded after-tax income of $3 million.

Cumulative Effect of Change in Accounting Principle

      In 2002, Energy Holding finalized the evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments was $120 million, net of tax of $66 million and was comprised of write downs of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at RGE, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill related to these companies, other than RGE, was fully impaired.

Liquidity and Capital Resources

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

PSEG

      PSEG's operating cash flow increased approximately $323 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to increases of $455 million at Power and $18 million at Energy Holdings, partially offset by a $154 million decrease at PSE&G.

PSE&G

      PSE&G's operating cash flow decreased approximately $154 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to increased working capital needs, mostly due to seasonally higher accounts receivable balances as a result of increased billings in the colder than normal first quarter. This was partially offset by increased income from continuing operations, lower payments to benefit plans and increased recoveries of deferred commodity and other costs.

Power

      Power's operating cash flow increased approximately $455 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to decreased working capital needs, as Power's gas inventory was drawn down to supply its requirements under the BGSS contract with PSE&G, and increased income from continuing operations.

Energy Holdings

      Energy Holdings' operating cash flow increased approximately $18 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, due primarily to higher income from continuing operations, partially offset by lower rents received on leverage leases and lower foreign currency transaction losses.

Debt Covenants

PSEG, PSE&G, Power and Energy Holdings

      The credit agreements generally contain customary provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition. In that event, loan funds may not be advanced.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon PSEG's future financial position and the level of earnings and cash flow, as to which no assurances can be given. Management believes that PSEG, PSE&G, Power and Energy Holdings are in compliance with all covenants as of March 31, 2003. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure.

PSEG

      Financial covenants contained in PSEG's credit facilities include a ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 0.70 to 1. As of March 31, 2003, PSEG's ratio of debt to capitalization (as defined above) was 0.59 to 1.

PSE&G

      Financial covenants contained in PSE&G's credit facilities include a ratio of Long-Term Debt (excluding Long-Term Debt Maturing within 1 Year) to Total Capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 0.65 to 1. As of March 31, 2003, PSE&G's ratio of Long-Term Debt to Total Capitalization was 0.52 to 1.

PSEG/Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization covenant for each specific borrower. When PSEG is the borrower, the covenant described above in PSEG is applicable. When Power is the borrower a debt (excluding non-recourse project financings and including loans, certain letters of credit and similar instruments) to total capitalization, adjusted for the $986 million Basis Adjustment (see Power's Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 0.65 to 1. As of March 31, 2003, Power's ratio of debt to capitalization (as defined above) was 0.46 to 1.

Energy Holdings

      Financial covenants contained in Energy Holdings' credit facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. CFADS includes, but is not limited to, operating cash flows before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. As of March 31, 2003, Energy Holdings ratio of CFADS to fixed charges was 5.4x. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, as at the end of any quarterly financial period, shall not be greater than 0.60 to 1. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital, which is supported by PSEG. As of March 31, 2003, Energy Holdings' ratio of consolidated recourse indebtedness to recourse capitalization was 0.43 to 1.00.

      On April 16, 2003, Energy Holdings issued $350 million of Senior Notes which contain financial covenants that include debt incurrence tests consisting of a debt service coverage test and a ratio of consolidated recourse indebtedness to recourse capitalization test. These tests require that Energy Holdings will not incur additional consolidated recourse indebtedness, other than certain permitted indebtedness, such as permitted refinancings, unless, on a pro forma basis giving effect to the incurrence of the additional consolidated recourse indebtedness, (i) the debt service coverage ratio would be at least 2 to 1 and (ii) the ratio of consolidated recourse indebtedness to recourse capitalization would not exceed 0.60 to 1. These covenants also restrict Energy Holdings from selling greater than 10% of its assets in any four consecutive quarters, unless the proceeds are used to reduce debt of Energy Holdings or its subsidiaries or are reinvested or retained by Energy Holdings.

Cross Default Provisions

      Certain information reported in the December 31, 2002 Form 10-K is updated below.

PSEG

      The PSEG credit agreements and certain of its financing agreements contain several default provisions one of which is a payment cross default whereby a default by it, PSE&G, Power or Energy Holdings in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under those credit and financing agreements. All of the PSEG credit agreements contain provisions that will eliminate this cross-default to Energy Holdings, once Energy Holdings $495 million Credit Agreement expires in May 2004, or is renewed prior to that time. PSEG expects to negotiate similar provisions in PSEG's financing agreements, as applicable.

Ratings Triggers

PSEG, PSE&G, Power and Energy Holdings

      The debt indentures and credit agreements of PSEG, PSE&G, Power and Energy Holdings do not contain any material ''ratings triggers'' that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, any one or more of the affected companies may be subject to increased interest costs on certain bank debt and collateral requirements.

Power

      In connection with its energy marketing and trading activities, Power must meet certain credit quality standards required by counterparties. If Power loses its investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact the cost of the energy trading activities. Power's Master Agreements and other supply contracts contain margin and/or other collateral requirements that, as of March 31, 2003, could require Power to post additional collateral of approximately $652 million if Power were to lose its investment grade credit rating and all counterparties were entitled to and called for collateral. These same contracts provide reciprocal benefits to Power. Providing this credit support would increase Power's costs of doing business and could limit Power's ability to successfully conduct its energy trading operations.

Energy Holdings

      Energy Holdings and Global may have to provide collateral of approximately $85 million for certain of their equity commitments if Energy Holdings' ratings should fall below investment grade.

Short-Term Liquidity

PSEG, PSE&G, Power and Energy Holdings

      As of March 31, 2003, PSEG had a total of approximately $2.4 billion of committed credit facilities, with approximately $544 million drawn against such facilities, including $7 million and $75 million in letters of credit at Power and Energy Holdings, respectively, resulting in $1.8 billion in available liquidity. In addition to this amount, PSEG had access to certain uncommitted credit facilities under which $82 million was outstanding as of March 31, 2003. The following table summarizes the various revolving credit facilities of PSEG and its subsidiaries and the liquidity available as of March 31, 2003.

Company	Expiration Date	Total Facility	Primary Purpose	Usage at 03/31/2003	Available Liquidity at 03/31/2003
	(millions)
PSEG:
364-day Credit Facility	March 2004	$350	CP Support	$306	$44
5-year Credit Facility	March 2005	$280	CP Support	$—	$280
3-year Credit Facility	December 2005	$350	CP Support/ Funding	$—	$350
Uncommitted Bilateral Agreement	N/A	*	Funding	$25	N/A
PSE&G:
364-day Credit Facility	June 2003	$200	CP Support	$156	$44
3-year Credit Facility	June 2005	$200	CP Support	$—	$200
Uncommitted Bilateral Agreement	N/A	*	Funding	$10	N/A
Power:
364-day Credit Facility(A)	March 2004	$250	CP Support/ Funding	$—	$250
(PSEG/Power)
3-year Credit Facility	August 2005	$25	Funding	$7	$18
Energy Holdings:
364-day Credit Facility	May 2003	$200	Funding	$—	$200
5-year Credit Facility	May 2004	$495	Funding	$75	$420
Uncommitted Bilateral Agreement	N/A	*	Funding	$47	N/A

(A) PSEG/Power co-borrower facility

      In addition, PSEG had approximately $76 million of cash available as of March 31, 2003 to retire commercial paper.

      In order to support its short-term financing requirements as well as those of Power, PSEG has revolving credit facilities that are used both as a source of short-term funding and to provide backup liquidity for its $1 billion commercial paper program.

      On March 19, 2003, PSEG closed on two 364-day credit facilities; a $350 million facility for PSEG and a joint and several PSEG/Power $250 million facility. These facilities replace two existing 364-day facilities at PSEG. The new PSEG facility provides liquidity support for the PSEG commercial paper program. The joint and several PSEG/Power facility also provides liquidity support for the PSEG commercial paper program and can be used by either PSEG or Power as a source of short-term funding and to issue letters of credit. Under this facility, either PSEG or Power may borrow, and both are jointly and severally liable to repay the loans.

PSE&G

      PSE&G maintains credit facilities to provide backup for its $400 million commercial paper program.

      In June 2003, a $200 million, 364-day facility is expiring. PSE&G intends to renew this facility in a similar amount during June 2003.

Power

      Power has access to the $250 million, 364-day joint and several PSEG/Power credit facility and a separate $25 million credit facility, but primarily relies on PSEG for its short-term financing needs. For information regarding affiliate borrowings, see Note 12. Related-Party Transactions of the Notes.

      As of March 31, 2003, letters of credit issued by Power were outstanding in the amount of approximately $74 million, including the $7 million drawn against its credit facilities, in support of various contractual obligations, environmental liabilities, and to satisfy trading collateral obligations.

Energy Holdings

      Energy Holdings has credit facilities totaling $695 million that are used both as a source of short-term funding and to issue letters of credit. In May 2003, a $200 million facility is expiring and it is not anticipated that this facility will be renewed as that level of short-term funding is not necessary for Energy Holdings' financing needs. As of March 31, 2003, in addition to amounts outstanding under Energy Holdings' credit facilities shown in the above table, subsidiaries of Global had $96 million of non-recourse short-term financing. For information regarding affiliate borrowings, see Note 12. Related-Party Transactions of the Notes.

External Financings

PSEG

      In 2002, PSEG began issuing shares of its common stock under its Dividend Reinvestment Program and Employee Stock Purchase Plan, rather than purchasing them on the open market. For the quarter ended March 31, 2003, PSEG issued approximately 570,000 shares for approximately $21 million pursuant to these plans.

      Dividend payments on common stock for the quarter ended March 31, 2003 were $0.54 per share and totaled approximately $122 million. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternate investment opportunities and other factors. PSEG would consider increasing the dividend if the payout ratio approached 50% and could be sustained at that level.

PSE&G

      In January 2003, PSE&G issued $150 million of 5.00% Medium-Term Notes due 2013. The proceeds of approximately $149 million were used to repay $150 million of 6.875% Series MM Mortgage Bonds which matured in January 2003.

      Also in January 2003, PSEG contributed $170 million to PSE&G to offset a 2002 minimum pension liability charge to Other Comprehensive Income (OCI).

      During the quarter ended March 31, 2003, Transition Funding, a wholly-owned subsidiary of PSE&G, repaid $30 million of securitization bonds as scheduled.

Energy Holdings

      During January and February of 2003, Sociedad Austral de Electricidad S.A. (SAESA) and Empresa Electrica de la Frontera S.A. (Frontel) refinanced certain non-recourse short-term obligations through a combination of bonds, a syndicated bank facility and equity from Global. SAESA issued two series of bonds equivalent to $117 million with final maturity in 2009 and 2023. Frontel executed a syndicated loan facility equivalent to $23 million with final maturity in 2010. In addition, during January 2003, Global made equity contributions to SAESA and Frontel totaling $55 million.

      In March 2003, Electroandes refinanced a $100 million bridge loan with a $70 million seven-year amortizing facility and two $15 million one-year facilities.

      In April 2003, Energy Holdings, in a private placement, issued $350 million of 7.75% Senior Notes, due in 2007. Proceeds of $344 million will be used for general corporate purposes including repayment of $252 million of 6.25% Medium-Term Notes at PSEG Capital that mature in May 2003.

Credit Risk

PSEG, PSE&G, Power and Energy Holdings

      Credit risk relates to the risk of loss that PSEG, PSE&G, Power and Energy Holdings would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. PSEG, PSE&G, Power and Energy Holdings have established credit policies that they believe significantly mitigate credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

Power

      Counterparties expose Power to credit losses in the event of non-performance or non-payment. Power has a credit management process which is used to assess, monitor and mitigate counterparty exposure for Power and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power and its subsidiaries' financial condition, results of operations or net cash flows. As of March 31, 2003 over 93% of the credit exposure (mark to market plus net receivables and payables, less cash collateral) for Power's trading operations was with investment grade counterparties. As of March 31, 2003, Power's trading operations had over 171 active counterparties.

Energy Holdings

      Project cash flows at Texas Independent Energy L.P. (TIE) were insufficient to pay the loan installment of approximately $2 million due to Global on March 31, 2003 and Panda Energy International, Inc. (Panda)/Teco Power Services (Teco) failed to fund the 50% of the partnership cash call due from them in support of the March 31, 2003 debt service payment. Consequently, the loan due to Global is in default and the interest rate has increased to the default rate of 14%. If the default continues, Global has the right to foreclose on Panda/Teco's 50% interest in TIE, which has been pledged to secure the loans due to Global. As of May 1, 2003, Global has not received the March 31, 2003 loan repayment, including interest. Therefore, under the terms of the partnership agreement Global has gained significant control over TIE and it is expected that Global will consolidate TIE beginning in the second quarter of 2003. For additional information relating to this loan, see Note 12. Related-Party Transactions.

Capital Requirements

PSE&G

      During the quarter ended March 31, 2003, PSE&G had net plant additions of $89 million related to improvements in its transmission and distribution system, gas system and common facilities.

Power

      During the quarter ended March 31, 2003, Power made approximately $153 million of capital expenditures, primarily related to developing the Lawrenceburg, Indiana, Waterford, Ohio and Bethlehem, NY (Albany) sites and adding capacity to the Linden station in New Jersey.

Energy Holdings

      During the quarter ended March 31, 2003, Energy Holdings made approximately $106 million of capital expenditures, primarily related to equity investments in SAESA and development of Salalah, Oman and the GWF Energy Tracy plants.

Accounting Issues

SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (SFAS 143)

PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings adopted SFAS 143. SFAS 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract.

      Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company shall subsequently allocate that asset retirement cost to expense over its useful life. In periods subsequent to initial measurement, an entity shall recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion will be charged to the Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows shall be an adjustment to the carrying amount of the related asset. See Note 3. Adoption of SFAS 143 of the Notes for additional information.

Emerging Issues Task Force (EITF) Issue No. 02-3, ''Accounting for Contracts Involved in Energy Trading and Risk Management Activities'' (EITF 02-3)

Power

      EITF 02-3 requires all gains and losses on energy trading derivatives to be reported on a net basis. Also, energy trading contracts that are not derivatives will no longer be marked to market. Instead, settlement accounting will be used. EITF 02-3 was effective October 25, 2002. Substantially all of Power's energy contracts qualify as derivatives under SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133) and will therefore continue to be marked to market. The impact of implementing these rules was not material to Power's results of operations.

Financial Interpretation (FIN) No. 46, ''Consolidation of Variable Interest Entities (VIE)'' (FIN 46)

PSEG, PSE&G, Power and Energy Holdings

      FIN 46 clarified the application of Accounting Research Bulletin No. 51, ''Consolidated Financial Statements'', to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Because a controlling financial interest in an entity may be achieved through arrangements that do not involve voting interests, FIN 46 sets forth specific requirements with respect to consolidation, measurement and disclosure of such relationships. Disclosure requirements for existing qualifying entities are effective for financial statements issued after January 31, 2003. All enterprises with VIEs created after February 1, 2003, shall apply the provisions of FIN 46 no later than the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on PSEG, PSE&G, Power and Energy Holdings' respective financial statements.

Other

PSEG, PSE&G, Power and Energy Holdings

      At the January 2003 EITF meeting, the Financial Accounting Standards Board (FASB) was requested to reconsider an interpretation of SFAS 133. The interpretation, which is contained in the Derivatives Implementation Group's C-11 guidance, relates to contracts that include broad market indices (e.g., CPI). That interpretation sets forth the guidelines under which the contract could qualify as a normal purchase or sale under SFAS 133. PSE&G, Power and Energy Holdings reevaluated their respective contracts and determined that there were no contracts impacted by this interpretation and accordingly there was no effect on the Consolidated Financial Statements. The FASB has agreed to reconsider the guidance under C-11. Although the ultimate outcome is uncertain, this potential change in guidance is not expected to have a material impact on PSEG, PSE&G, Power and Energy Holdings' respective financial statements.

Forward-Looking Statements

      Except for the historical information contained herein, certain of the matters discussed in this report constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words ''will'', ''anticipate'', ''intend'', ''estimate'', ''believe'', ''expect'', ''plan'', ''hypothetical'', ''potential'', ''forecast'', ''projections'', variations of such words and similar expressions are intended to identify forward-looking statements. PSEG, PSE&G, Power and Energy Holdings undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	credit, commodity, interest rate, counterparty and other financial market risks;
•	liquidity and the ability to access capital and credit markets;
•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG's, PSE&G's, Power's and Energy Holdings' structure;
•	business combinations among competitors and major customers that could change the financial position, results of operations or net cash flows;
•	general economic conditions including inflation;
•	changes to accounting standards or generally accepted accounting principles, which may require adjustments to financial statements;
•	changes in tax laws and regulations which could affect cash flows and business prospects;
•	energy obligations, available supply and trading risks;
•	changes in the electric industry including changes to power pools;
•	regulation and availability of power transmission facilities that impact the ability to deliver output to customers;
•	growth in costs and expenses;

•	environmental regulation that significantly impact operations;
•	changes in rates of return on overall debt and equity markets could have an adverse impact on the c value of pension assets and the Nuclear Decommissioning Trust Fund;
•	changes in political conditions, recession, acts of war or terrorism;
•	insufficient insurance coverage;
•	nvolvement in lawsuits including liability claims and commercial disputes could affect profits or the ability to sell and market products;
•	inability to attract and retain management and other key employees;
•	ability to service debt as a result of any of the aforementioned events;

PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;
•	regulatory issues significantly impact operations;

Power and Energy Holdings

•	adverse changes in the market place for energy prices;
•	excess supply due to overbuild in the industry;
•	generation operating performance may fall below projected levels;
•	substantial competition from well capitalized participants in the worldwide energy markets;
•	inability to effectively manage trading risk;
•	margin posting requirements;
•	availability of fuel at reasonable prices;
•	competitive position could be adversely affected by actions involving competitors or major customers;
•	changes in product or sourcing mix;
•	tardy or unsuccessful acquisition, construction and development;
•	changes in technology that make power generation assets less competitive;

Power

•	changes in regulation and security measures at nuclear facilities;
•	determination by the BPU of the cost responsibility for nuclear decommissioning;

Energy Holdings

•	adverse international developments that negatively impact its business;
•	changes in foreign currency exchange rates;
•	unavailability of leveraged lease investments with adequate returns at reasonable risk;
•	inadequate operating performance or legal protection of leveraged lease investments;
•	substandard operating performance or cash flow from investments could fall below projected levels, is adversely impacting the ability to service its debt; and
•	credit of lessees to service the leases.

      Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and PSEG, PSE&G, Power and Energy Holdings cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on PSEG, PSE&G, Power and Energy Holdings or its business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each PSEG, PSE&G, Power and Energy Holdings expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG, PSE&G, Power and Energy Holdings' securities, PSEG, PSE&G, Power and Energy Holdings is not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG's, PSE&G's, Power's and Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in Note 7. Risk Management to the Notes to the Consolidated Financial Statements. Each of PSEG, PSE&G, Power and Energy Holdings' policy is to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings use a Risk Management Committee (RMC) comprised of executive officers which utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices. Except as discussed below, there were no material changes from the disclosures in PSEG, PSE&G, Power and Energy Holdings' Annual Reports on Form 10-K for the year ended December 31, 2002.

Commodity Contracts

Power and Energy Holdings

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. To reduce price risk caused by market fluctuations, Power and Energy Holdings enter into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge their respective anticipated supply and demand differential. These contracts, in conjunction with owned electric generation capacity and demand obligations, make up the portfolio.

      Power and Energy Holdings use a value-at-risk (VaR) model to assess the market risk of their respective commodity businesses. This model includes fixed price sales commitments, owned generation, load requirements, physical contracts and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power and Energy Holdings estimate VaR across their respective commodity businesses.

Power

VaR Model

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), gas supply contracts and energy derivatives designed to manage the risk around the differential between generation and load.

      The RMC of PSEG established a VaR threshold of $50 million for a one-week (5 business days) holding period at a 95% (two-tailed) confidence level. The RMC will be notified if the VaR reaches $40 million and the portfolio will be closely monitored. The Board of Directors of PSEG is notified if a VaR threshold of $75 million is reached.

      The current modeling process and methodology has previously been reviewed by a third party consulting firm. This review included analysis and comparison of Power's current VaR process and methodology to other processes and methodologies used in the energy industry. PSEG believes the evaluation indicates that Power's methodology to calculate VaR is reasonable.

      The model is an augmented variance/covariance model adjusted for the delta of positions with a 95% two-tailed confidence level for a one-week holding period. The model is augmented to incorporate the non log-normality of energy-related commodity prices, especially emissions and capacity and the non-stationary nature of energy volatility. In many commodities the natural log of prices is normally distributed. This is not true of energy commodities which have a higher frequency of extreme events than would be predicted by a normal distribution. The model also assumes no hedging activity throughout the holding period whereas Power actively manages its portfolio.

      As of March 31, 2003, VaR was approximately $29 million, compared to the December 31, 2002, level of $7 million. Previous to Power's obligation being determined by annual auctions, Power's load was considered an indefinite obligation; therefore, for consistency purposes Power decided to model both the cost to serve its load obligation and the value of its generation assets on a rolling 12-month basis. At present, Power's load obligation is determined by the results of the annual BGS auction. To maintain an actionable VaR, generation and load (based on an assumed success rate in the auction) are both modeled at 100% of their assumed value through May 2004 and at one-third of the assumed value of each from June 2004 through May 2006.

Power's VaR Associated with Generating Assets and Commodity Contracts

For the Quarter Ended March 31, 2003	Total VAR
(Millions)
95% Confidence Level, Five-Day Holding Period, Two-Tailed:
Period End	$29
Average for the Period	$21
High	$34
Low	$10
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$17
Average for the Period	$12
High	$20
Low	$6

Energy Holdings

VaR Model

      In general, Energy Holdings manages its commodity exposure through power purchase agreements. One notable exception is its partial ownership of TIE, which owns two merchant energy plants that sell substantially all of their output in the day-ahead market.

      The model is a variance/covariance model with a two-tailed 95% confidence level for a one-week holding period. Expected energy output and fuel usage are modeled as forward obligations. The Electric Reliability Council of Texas (ERCOT) system is a closed system and is less liquid than Pennsylvania-New Jersey-Maryland Power Pool (PJM). This makes estimates of volatility and correlation less reliable.

      As of March 31, 2003 and December 31, 2002, Energy Holdings' VaR was approximately $17 million and $4 million, respectively.

Energy Holdings' VaR Associated with Generating Assets and Commodity Contracts

For the Quarter Ended March 31, 2003	Total VAR
(Millions)
95% Confidence Level, Five-Day Holding Period, Two-Tailed:
Period End	$17
Average for the Period	$11
High	$25
Low	$5
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$10
Average for the Period	$6
High	$15
Low	$3

Item 4. Controls and Procedures

PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company, by others within those entities. PSEG, PSE&G, Power and Energy Holdings have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer of each company, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of these quarterly reports (the ''Evaluation Date'') and based on this evaluation, it was concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of each companies' most recent evaluation. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

      Certain information reported under Item 3 of Part I of the 2002 Annual Report on Form 10-K is updated below.

      2002 Form 10-K, Page 37. The Brazilian Consumer Association of Water and Energy Notice of Appeal with the State Court of Appeals, filed in November 2002 has been discharged and no further action related to this matter is expected.

      See information on the following proceedings at the pages indicated:

(1)	Page 23. (Power) Protest filed by ODEC at FERC against Power.
(2)	Page 25. (PSE&G) PSE&G's MGP Remediation Program.
(3)	Page 26. (PSE&G) Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.
(4)	Page 27. (Energy Holdings) Complaint filed by Harbinger with the Circuit Court of Shelby, Co., Alabama addressing ownership interest in GWF. Harbinger GWF LLC, et al. v. PSEG California Corp., et al.
(5)	Page 29. (Power) DOE Overcharges, Docket No. 01-592C.
(6)	Page 29. (Power) DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.
(7)	Page 29. (Energy Holdings) AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global, et al vs. The AES Corporation, et al.
(8)	Page 64. (PSE&G) PSE&G electric rate case filed with the BPU.
(9)	Page 66. (Energy Holdings) Global's rate case in Brazil.
(10)	Page 66. (Energy Holdings) SUNAT claim for past-due taxes at Luz del Sur.

Item 4. Submission of Matters to a Vote of Security Holders

      PSEG's Annual Meeting of Stockholders was held on April 15, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:

	Votes For	Votes Withheld
Proposal 1:
Election of Directors
Class I—Term expiring in 2006
Caroline Dorsa	192,013,649	3,745,289
Ernest H. Drew	192,162,031	3,596,907
E. James Ferland	191,295,942	4,462,996
Class III—Terms expiring in 2005
Thomas A. Renyi	192,130,546	3,628,392
Directors Whose Terms Continue Beyond the 2003 Annual Meeting:
Class II—Terms expiring in 2004
Albert R. Gamper, Jr.
William V. Hickey
Richard J. Swift
Class III—Terms expiring in 2005
Conrad K. Harper
Shirley Ann Jackson

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 2:
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors	188,693,260	5,182,126	1,883,544	—
Proposal 3:
Shareholder Proposal	12,751,471	142,074,682	4,773,535	36,159,250

Item 5. Other Information

      Certain information reported under the 2002 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2002 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

PSE&G

Electric Base Rate Case

      2002 Form 10-K, Page 13. On April 3, 2003, the New Jersey Ratepayer Advocate (RPA), the New Jersey Board of Public Utilities (BPU) Staff and other parties filed briefs in this case based on actual financial data through December 31, 2002, the end of the test year. PSE&G supported an increase of $298 million based on actual data although the increase will be limited to the requested amount of $250 million. The RPA is recommending rate relief of $82 million and the BPU Staff is recommending rate relief of $164 million. The two major differences among the parties relate to return on equity and depreciation expense. PSE&G requested a 11.75% return on equity, while the RPA is recommending a 9.50% return on equity and the BPU Staff is recommending 9.75%. PSE&G did not request a change in electric distribution depreciation expenses while the RPA and the BPU Staff are recommending reductions of approximately $100 million and $66 million, respectively.

      In accordance with the BPU's Final Order implementing parts of the Energy Competition Act, PSE&G was required to provide temporary billing discounts in four steps totaling 13.9% during the four-year transition period ending July 31, 2003. The last step, a 4.9% decrease, took effect August 1, 2002. The combined effects of base rate relief, the underrecovery of costs related to the 2002 BGS contracts and amortization of various deferral balances is expected to yield rates comparable to those in effect at the beginning of the deregulation process. Neither PSEG nor PSE&G can predict the outcome of these rate proceedings at the current time. All hearings have been completed and an initial recommendation by the Office of Administrative Law (OAL) is scheduled to be issued by May 23, 2003 then forwarded to the BPU for a final decision. The new rates are proposed to be effective August 1, 2003, consistent with the Final Order.

Affiliate Standards

      2002 Form 10-K, Page 12. On April 22, 2003, the BPU issued for public comment the report of its consultant on the competitive services audit that commenced in July 2002. The report concluded that PSE&G had implemented the recommendations from the BPU's March 2000 order and was operating in compliance with Affiliate Standards, with limited exceptions which PSE&G expects to be able to resolve in the ordinary course. The report further raised some potential concerns about the impact on PSE&G from affiliate operations and proposed that the BPU ask for a demonstration that adequate steps will be taken to assure a continuing ability of PSE&G to gain access to the capital markets. PSE&G cannot make any predictions with respect to this matter.

      On April 4, 2003, the RPA filed a motion formally requesting an extra 60 days to review the competitive services audit reports for gas utilities. A similar motion is expected for the electric utilities competitive services reports. The BPU, in a letter dated April 11, 2003, granted the RPA an extra 30 days for its comment period. The RPA motion(s) also requested the BPU to conduct a discovery process and hearings regarding the competitive services reports. The BPU is expected to address this matter at a future meeting.

Deferral Proceeding

      2002 Form 10-K, Page 14. In August 2002, PSE&G filed a petition proposing changes to two components of its rates, the Societal Benefits Clause (SBC) and the Non-Utility Generation Transition Charge (NTC). The proposed result, if adopted, will result in an annual reduction of revenues of approximately $122 million or approximately a 3.4% reduction in amounts paid by customers effective on August 1, 2003. The case has been transferred to the OAL and a hearing was held during the first quarter 2003. A decision is scheduled to be issued by May 23, 2003.

      On March 20, 2003, the BPU recalled from the OAL certain issues including whether the Basic Generation Service (BGS) costs deferred in the fourth year of the transition period ending July 31, 2003 should be securitized or amortized and if amortized what should the amortization period and the applicable interest rate be. These issues were recalled from all of the electric companies' pending deferral cases at the OAL in an effort by the BPU to achieve common standards for the resolution of these issues for all of the electric companies.

Investment Tax Credits (ITC)

      As of June 1999, the Internal Revenue Service (IRS) had issued several private letter rulings that concluded that the refunding of ITC balances to utility customers was permitted only over the related assets' regulatory lives, which were terminated upon deregulation. Based on this fact, in 1999, PSEG and PSE&G reversed the excess deferred tax and ITC liabilities relating to its generation assets that were transferred to Power and recorded a $235 million reduction as a component of the extraordinary charge recorded in 1999 to its Consolidated Financial Statements due to the deregulation of the electric industry in New Jersey. PSE&G was directed by the BPU to seek a ruling from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed for a private letter ruling in 2002, which is still pending.

      In January 2003, the IRS has proposed for comment regulations that, if adopted, would allow utilities to elect retroactive application to pass these amounts back to customers over periods equivalent to the ones in place prior to deregulation. While PSEG cannot predict the outcome of this matter, a requirement to refund such amounts to customers could have a material impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

Universal Service Fund (USF)

      In March 2003, the BPU voted to implement a permanent USF program. The program will be a statewide program initially set at $30 million for qualified gas and electric customers. Discussions are in process regarding the feasibility of an arrearage forgiveness component for the fund. Amounts related to this program will be included in the SBC and collected from utility customers with deferred accounting treatment.

PSE&G and Power

FERC

Regional Transmission Organization (RTO) Orders

      2002 Form 10-K, Page 15. In July 2002, FERC initiated a rate investigation to determine whether the ''regional through-and-out rates'' between MISO and PJM should be eliminated. On March 31, 2003, a FERC Administrative Law Judge (ALJ) found such rates not to be unjust and unreasonable, which was consistent with the positions of PSE&G and Power. The ALJ decision is now before the FERC for consideration. The ultimate outcome of this proceeding on PSE&G and Power cannot be predicted.

      In April 2002, PJM successfully implemented its ''PJM West'' expansion. Also, in December 2002, several major utilities in the Midwest and mid-atlantic area petitioned FERC to become transmission owners within PJM. Implementation of this filing would more than double the size of the current PJM region and would result in a market encompassing more than 153,000 MW of generation capacity and more than 128,000 MW of peak load. On April 1, 2003, FERC approved the applications of AEP and Commonwealth Edison to join PJM and rejected Virginia Power's request for an interim reciprocity agreement. Approval for AEP is subject to additional state regulatory approvals, however, PJM has announced its plans to integrate Commonwealth Edison into PJM in the fourth quarter of 2003.

Other

      2002 Form 10-K, Page 16. In January 2003, FERC also proposed a new transmission pricing policy that would give rate incentives to engage in certain transactions, including transfer of control of transmission facilities to a FERC-approved RTO; and joining an RTO as part of an independent transmission company and constructing new transmission facilities pursuant to a regional transmission plan. The ultimate outcome of this proposal cannot be predicted.

Energy Holdings

State Regulation

Texas

      The Market Oversight Division (MOD) of the Public Utility Commission of Texas (PUCT) instituted an investigation with regard to the price spikes in the ERCOT balancing energy and ancillary services market that occurred during the February 24-26, 2003 extreme weather conditions, including whether any market manipulation occurred and whether any existing protocols need to be revised on those days, during several trading periods, prices in the Electric Reliability Council of Texas (ERCOT) balancing energy market cleared at up to $990 per megawatt-hour (MWh), which is near the $1,000 price cap. Bids submitted by the projects owned by TIE may have set this clearing price. As part of the PUCT investigation, the TIE projects, along with the other market participants, were requested to provide certain information to the MOD relating to its bids from its two generation projects during this period. TIE has supplied all requested information, and TIE believes such information demonstrates that TIE's bidding activities were consistent with ERCOT protocols. The MOD is preparing a report of its findings for presentation to the PUCT this spring. Energy Holdings believes that such report will likely result in changes to bidding protocols within ERCOT that may impose further restrictions on bidding practices, however, Energy Holdings cannot predict the final outcome of this investigation with any certainty.

Foreign Regulation

Brazil

      2002 Form 10-K, page 17. Rio Grande Energia S.A. (RGE) is regulated by Agencia Nacional de Energia Eletrica (ANEEL), the national regulatory authority. In April 2003, ANEEL approved a 36.07% tariff increase for RGE. The majority of this increase became effective on April 16, 2003 while a portion of this increase is not effective until 2004. The result of this rate case was in line with management's recent expectations. This rate increase is sufficient to maintain the current level of goodwill related to RGE.

Peru

      Peru's Internal Revenue Agency (SUNAT) claimed past-due taxes for period between 1996-1998, plus penalties and interest, resulting from their differing interpretation of the law that allowed Luz del Sur to restate its assets to fair market value and take advantage of the resulting higher deductions from depreciation. While Luz del Sur prevailed on this issue in arbitration proceedings that ended in

December 2001, SUNAT pursued the claim in the local Tax Court. The Tax Court ordered SUNAT to rule according to the arbitration, which was favorable to Luz del Sur. The Tax Court did make a reference to a certain article of the law which requires consideration of the legitimacy of the business motives leading to a corporate reorganization, such as the one made by Luz del Sur and which gave rise to the original dispute. Luz del Sur did have legitimate business motives to reorganize when it did and management believes that it acted in accordance with the applicable law and that accordingly Luz del Sur's position should prevail although no assurances can be given. Total liability in the event of a negative ruling is estimated at $22 million.

Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA)

      2002 Form 10-K, Page 132. Energy Holdings has been in the process of exiting from the EDEERSA electric distribution company in the Province of Entre Rios, Argentina. In March 2003, PSEG formally and irrevocably renounced, and effectively abandoned, its entire economic and legal interest in EDEERSA. The shares were relinquished, and ownership was assumed by an Argentine trust benefiting current EDEERSA employees, including all of the existing EDEERSA Class C shareholders who received their shares from the Province as part of the initial privatization process.

      This decision by Energy Holdings was directly the result of actions taken by the government of the Republic of Argentina and the Province of Entre Rios that unilaterally altered the terms of EDEERSA's Concession Agreement, ''pesofying'' and de-indexing EDEERSA's tariff, and obligated EDEERSA to accept illiquid public debt securities known as Bonos Federales as payment in respect of its tariff. Additionally, such laws significantly restricted Global's ability to control the operations of EDEERSA, as unilateral changes enacted by the government restricted Global's ability to manage its operations to reduce the financial losses incurred as a result of such actions. As a result of these and other actions of the federal and provincial governments, EDEERSA has experienced financial difficulties that substantially impaired its value.

Item 6. Exhibits and Reports on Form 8-K

(A) A listing of exhibits being filed with this document is as follows:

      a. PSEG:

Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

Exhibit 99: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.1: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.2: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.3: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      b. PSE&G:

Exhibit 12.1: Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.2: Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

Exhibit 99.4: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.5: Certification by Robert E. Busch Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.6: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.7: Certification by Robert E. Busch Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      c. Power:

Exhibit 12.3: Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.8: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.9: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.10: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.11: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      d. Energy Holdings:

Exhibit 12.4: Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.12: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.13: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 99.14: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.15: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B) Reports on Form 8-K:

a. PSEG:
Items Reported Item 5	Date of Report April 15, 2003
b. PSE&G:
Items Reported Item 5	Date of Report April 15, 2003
c. Power:
Items Reported Item 5	Date of Report April 15, 2003
d. Energy Holdings:
Items Reported Item 5	Date of Report April 15, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (Registrant)
By /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 2, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY (Registrant)
By /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 2, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC (Registrant)
By /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 2, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS LLC (Registrant)
By /s/ DEREK M. DIRISIO Derek M. DiRisio Vice President and Controller (Principal Accounting Officer)

Date: May 2, 2003