Form 10-Q
period 2004-03-31
PSEG ENERGY HOLDINGS LLC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2004-04-30
CIK 1089206, 1158659, 81033, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      As of April 22, 2004, Public Service Enterprise Group Incorporated had outstanding 236,603,954 shares of its sole class of Common Stock, without par value.

      As of April 22, 2004, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

      PSEG Power LLC and PSEG Energy Holdings LLC are wholly-owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
Public Service Electric and Gas Company	Yes ☐	No ☒
PSEG Power LLC	Yes ☐	No ☒
PSEG Energy Holdings LLC	Yes ☐	No ☒

i

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used herein, the words “will”, “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “hypothetical”, “potential”, “forecast”, “projections”, variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and credit markets;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG's, PSE&G's, Power's and Energy Holdings' structure;

•	business combinations among competitors and major customers;

•	general economic conditions including inflation;

•	regulatory issues that significantly impact operations;

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	changes in tax laws and regulations;

•	energy obligations, available supply and trading risks;

•	adverse weather conditions that significantly impact costs and/or operations;

•	changes in the electric industry including changes to power pools;

•	changes in the number of market participants and the risk profiles of such participants;

•	regulation and availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	environmental regulations that significantly impact operations;

•	changes in rates of return on overall debt and equity markets that could adversely impact the value of pension assets and the Nuclear Decommissioning Trust Fund;

•	changes in political conditions, recession, acts of war or terrorism;

•	availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits including liability claims and commercial disputes;

•	inability to attract and retain management and other key employees;

•	ability to service debt as a result of any of the aforementioned events;

PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;

ii

Power and Energy Holdings

•	energy transmission constraints or lack thereof;

•	adverse changes in the market place for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices;

•	surplus of energy capacity and excess supply;

•	generation operating performance may fall below projected levels;

•	substantial competition in the worldwide energy markets;

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	margin posting requirements;

•	availability of fuel at reasonable prices;

•	competitive position could be adversely affected by actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays or cost escalations or unsuccessful acquisition, construction and development;

•	changes in technology that make power generation assets less competitive;

Power

•	changes in regulation and safety and security measures at nuclear facilities;

Energy Holdings

•	international developments negatively impacting its business;

•	changes in foreign currency exchange rates;

•	substandard operating performance or cash flow from investments falling below projected levels, adversely impacting the ability to service its debt; and

•	deteriorating credit of lessees and their ability to adequately service lease rentals.

      Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and PSEG, PSE&G, Power and Energy Holdings cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on PSEG, PSE&G, Power and Energy Holdings or their business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each of PSEG, PSE&G, Power and Energy Holdings expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG's, PSE&G's, Power's and Energy Holdings' securities, PSEG, PSE&G, Power and Energy Holdings are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

iii

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
		As Restated, see Note 2
	2004	2003
	(Millions, except for share data) (Unaudited)
OPERATING REVENUES	$3,221	$3,288
OPERATING EXPENSES
Energy Costs	1,823	1,953
Operation and Maintenance	546	519
Depreciation and Amortization	172	99
Taxes Other Than Income Taxes	45	44

Total Operating Expenses	2,586	2,615

Income from Equity Method Investments	28	20

OPERATING INCOME	663	693
Other Income	35	59
Other Deductions	(23)	(43)
Interest Expense	(223)	(198)
Preferred Stock Dividends	(1)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	451	510
Income Tax Expense	(180)	(186)

INCOME FROM CONTINUING OPERATIONS	271	324
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit of $6 for 2003	—	(13)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	271	311
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $255 for 2003	—	370

NET INCOME	$271	$681

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	236,193	225,342
DILUTED	238,852	225,714
EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$1.15	$1.44
NET INCOME	$1.15	$3.02

DILUTED
INCOME FROM CONTINUING OPERATIONS	$1.14	$1.43
NET INCOME	$1.14	$3.01

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.55	$0.54

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$470	$452
Accounts Receivable, net of allowances of $43 and $40 in 2004 and 2003, respectively	1,723	1,549
Unbilled Revenues	192	261
Fuel	194	527
Materials and Supplies	238	227
Energy Trading Contracts	157	101
Assets of Discontinued Operations	283	298
Other	158	245

Total Current Assets	3,415	3,660

PROPERTY, PLANT AND EQUIPMENT	17,572	17,406
Less: Accumulated Depreciation and Amortization	(5,070)	(4,984)

Net Property, Plant and Equipment	12,502	12,422

NONCURRENT ASSETS
Regulatory Assets	4,710	4,801
Long-Term Investments	4,747	4,808
Nuclear Decommissioning Trust (NDT) Funds	981	985
Other Special Funds	460	470
Goodwill and Other Intangibles	596	610
Other	304	302

Total Noncurrent Assets	11,798	11,976

TOTAL ASSETS	$27,715	$28,058

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$456	$726
Commercial Paper and Loans	290	301
Accounts Payable	1,083	1,216
Energy Trading Contracts	137	72
Accrued Taxes	185	33
Liabilities of Discontinued Operations	229	242
Other	837	754

Total Current Liabilities	3,217	3,344

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,124	4,196
Regulatory Liabilities	526	536
Nuclear Decommissioning Liabilities	290	284
Other Postemployment Benefit (OPEB) Costs	542	532
Other	831	612

Total Noncurrent Liabilities	6,313	6,160

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	8,422	7,921
Securitization Debt	2,051	2,085
Project Level, Non-Recourse Debt	931	1,738
Debt Supporting Trust Preferred Securities	1,201	1,201

Total Long-Term Debt	12,605	12,945

SUBSIDIARIES' PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2004 and 2003— 795,234 shares	80	80

COMMON STOCKHOLDERS' EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued; 2004—262,702,013 shares 2003—262,252,032 shares	4,502	4,490
Treasury Stock, at cost; 2004 and 2003—26,118,590 shares	(981)	(981)
Retained Earnings	2,362	2,221
Accumulated Other Comprehensive Loss	(383)	(201)

Total Common Stockholders' Equity	5,500	5,529

Total Capitalization	18,185	18,554

TOTAL LIABILITIES AND CAPITALIZATION	$27,715	$28,058

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
		As Restated, see Note 2
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$271	$681
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss on Disposal of Discontinued Operations, net of tax	2	8
Cumulative Effect of a Change in Accounting Principle, net of tax	—	(370)
Depreciation and Amortization	172	99
Amortization of Nuclear Fuel	23	23
Provision for Deferred Income Taxes (Other than Leases) and ITC	67	19
Non-Cash Employee Benefit Plan Costs	54	44
Leveraged Lease Income, Adjusted for Rents Received	(49)	(2)
Undistributed Earnings from Affiliates	5	(7)
Foreign Currency Transaction Gain	—	(4)
Unrealized Gains on Energy Contracts and Other Derivatives	(17)	(4)
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	35	(16)
Over Recovery of SBC	1	45
Net Realized Gains and Income from NDT Fund	(21)	(14)
Other Non-Cash Credits	(10)	(13)
Net Change in Certain Current Assets and Liabilities	382	79
Employee Benefit Plan Funding and Related Payments	(19)	(15)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	66	46
Other	(12)	42

Net Cash Provided By Operating Activities	950	641

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(235)	(315)
Investments in Joint Ventures, Partnerships and Capital Leases	(3)	(18)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	49	(2)
Other	22	(2)

Net Cash Used In Investing Activities	(167)	(337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(10)	(39)
Issuance of Long-Term Debt	489	401
Issuance of Common Stock	21	21
Redemptions of Long-Term Debt	(1,108)	(501)
Cash Dividends Paid on Common Stock	(130)	(122)
Other	(26)	1

Net Cash Used In Financing Activities	(764)	(239)

Effect of Exchange Rate Change	(1)	—

Net Change In Cash and Cash Equivalents	18	65
Cash and Cash Equivalents at Beginning of Period	452	149

Cash and Cash Equivalents at End of Period	$470	$214

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$1	$147
Interest Paid, Net of Amounts Capitalized	$180	$180

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2004	2003
	(Millions) (Unaudited)
OPERATING REVENUES	$2,182	$2,148
OPERATING EXPENSES
Energy Costs	1,419	1,507
Operation and Maintenance	278	286
Depreciation and Amortization	127	66
Taxes Other Than Income Taxes	45	44

Total Operating Expenses	1,869	1,903

OPERATING INCOME	313	245
Other Income	3	10
Other Deductions	(1)	(1)
Interest Expense	(96)	(97)

INCOME BEFORE INCOME TAXES	219	157
Income Tax Expense	(94)	(56)

NET INCOME	125	101
Preferred Stock Dividends	(1)	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
GROUP INCORPORATED	$124	$100

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$318	$140
Accounts Receivable, net of allowances of $37 and $34 in 2004 and 2003, respectively	948	804
Unbilled Revenues	192	261
Materials and Supplies	53	50
Other	39	66

Total Current Assets	1,550	1,321

PROPERTY, PLANT AND EQUIPMENT	9,828	9,793
Less: Accumulated Depreciation and Amortization	(3,284)	(3,258)

Net Property, Plant and Equipment	6,544	6,535

NONCURRENT ASSETS
Regulatory Assets	4,710	4,801
Long-Term Investments	133	131
Other Special Funds	263	272
Other	106	102

Total Noncurrent Assets	5,212	5,306

TOTAL ASSETS	$13,306	$13,162

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$425	$423
Accounts Payable	250	286
Accounts Payable—Affiliated Companies, net	453	431
Clean Energy Program	75	110
Other	368	296

Total Current Liabilities	1,571	1,546

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,693	2,715
OPEB Costs	521	509
Regulatory Liabilities	526	536
Other	236	187

Total Noncurrent Liabilities	3,976	3,947

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	3,044	3,044
Securitization Debt	2,051	2,085

Total Long-Term Debt	5,095	5,129

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2004 and 2003— 795,234 shares	80	80

COMMON STOCKHOLDER'S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	538	414
Accumulated Other Comprehensive Loss	(2)	(2)

Total Common Stockholder's Equity	2,584	2,460

Total Capitalization	7,759	7,669

TOTAL LIABILITIES AND CAPITALIZATION	$13,306	$13,162

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$125	$101
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	127	66
Provision for Deferred Income Taxes and ITC	22	(17)
Non-Cash Employee Benefit Plan Costs	40	25
Non-Cash Interest Expense	6	5
Over (Under) Recovery of Electric Energy Costs (BGS and NTC)	7	(50)
Over Recovery of Gas Costs	28	34
Over Recovery of SBC	1	45
Other Non-Cash Credits	1	(12)
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(75)	(211)
Accounts Payable	(14)	14
Other Current Assets and Liabilities	56	92
Employee Benefit Plan Funding and Related Payments	(14)	(12)
Other	(25)	4

Net Cash Provided By Operating Activities	285	84

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(75)	(91)
Proceeds from the Sale of Property, Plant and Equipment	1	8

Net Cash Used In Investing Activities	(74)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(58)
Issuance of Long-Term Debt	—	150
Redemption of Securitization Debt	(32)	(30)
Redemption of Long-Term Debt	—	(150)
Contributed Capital	—	170
Preferred Stock Dividends	(1)	(1)

Net Cash (Used In) Provided By Financing Activities	(33)	81

Net Change In Cash and Cash Equivalents	178	82
Cash and Cash Equivalents at Beginning of Period	140	35

Cash and Cash Equivalents at End of Period	$318	$117

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$37	$53
Interest Paid, Net of Amounts Capitalized	$103	$102

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2004	2003
	(Millions) (Unaudited)
OPERATING REVENUES	$1,692	$1,830
OPERATING EXPENSES
Energy Costs	1,224	1,291
Operation and Maintenance	230	202
Depreciation and Amortization	27	23

Total Operating Expenses	1,481	1,516

OPERATING INCOME	211	314
Other Income	35	44
Other Deductions	(20)	(30)
Interest Expense	(41)	(28)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	185	300
Income Tax Expense	(76)	(123)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	109	177
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $255 for 2003	—	370

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$109	$547

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$27	$27
Accounts Receivable	650	615
Accounts Receivable—Affiliated Companies, net	187	228
Short-Term Loan to Affiliate	213	77
Fuel	185	516
Materials and Supplies	167	162
Energy Trading Contracts	157	101
Other	31	53

Total Current Assets	1,617	1,779

PROPERTY, PLANT AND EQUIPMENT	6,104	5,980
Less: Accumulated Depreciation and Amortization	(1,436)	(1,399)

Net Property, Plant and Equipment	4,668	4,581

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	66	24
Nuclear Decommissioning Trust (NDT) Funds	981	985
Goodwill and Other Intangibles	107	108
Energy Trading Contracts	38	12
Other Special Funds	114	115
Other	100	127

Total Noncurrent Assets	1,406	1,371

TOTAL ASSETS	$7,691	$7,731

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$750	$800
Energy Trading Contracts	137	72
Derivative Contracts	111	37
Accrued Interest	85	38
Other	106	118

Total Current Liabilities	1,189	1,065

NONCURRENT LIABILITIES
Nuclear Decommissioning Liabilities	290	284
Environmental Costs	58	58
Accrued Pension Costs	14	14
Other	237	89

Total Noncurrent Liabilities	599	445

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
LONG-TERM DEBT
Project Level, Non-Recourse Debt	—	800
Long-Term Debt	3,316	2,816

Total Long-Term Debt	3,316	3,616

MEMBER'S EQUITY
Contributed Capital	1,700	1,700
Basis Adjustment	(986)	(986)
Retained Earnings	1,919	1,810
Accumulated Other Comprehensive (Loss) Income	(46)	81

Total Member's Equity	2,587	2,605

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,691	$7,731

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$109	$547
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Cumulative Effect of a Change in Accounting Principle,
net of tax	—	(370)
Depreciation and Amortization	27	23
Amortization of Nuclear Fuel	23	23
Interest Accretion on NDT Liability	6	6
Provision for Deferred Income Taxes and ITC	45	30
Unrealized Gains on Energy Contracts and Derivatives	(16)	(4)
Non-Cash Employee Benefit Plan Costs	10	13
Net Realized Gains and Income on NDT Fund	(21)	(14)
Net Changes in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	326	196
Accounts Receivable	6	(200)
Accounts Payable	(50)	314
Other Current Assets and Liabilities	85	9
Employee Benefit Plan Funding and Other Payments	(1)	—
Other	21	42

Net Cash Provided By Operating Activities	570	615

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(147)	(153)
Short-Term Loan—Affiliate	(136)	(204)
Other	25	(8)

Net Cash Used In Investing Activities	(258)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	488	—
Redemption of Long-Term Debt	(800)	—
Repayment of Note Payable—Affilated Company	—	(239)

Net Cash Used In Financing Activities	(312)	(239)

Net Change In Cash and Cash Equivalents	—	11
Cash and Cash Equivalents at Beginning of Period	27	26

Cash and Cash Equivalents at End of Period	$27	$37

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$2	$3
Interest Paid, Net of Amounts Capitalized	$18	$39

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
		As Restated, see Note 2
	2004	2003
	(Millions) (Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$126	$91
Income from Capital and Operating Leases	52	56
Other	35	43

Total Operating Revenues	213	190

OPERATING EXPENSES
Energy Costs	46	35
Operation and Maintenance	49	35
Depreciation and Amortization	13	8

Total Operating Expenses	108	78

Income from Equity Method Investments	28	20

OPERATING INCOME	133	132
Other Income	1	4
Other Deductions	—	(3)
Interest Expense	(63)	(48)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND DISCONTINUED OPERATIONS	71	85
Income Tax Expense	(21)	(19)
Minority Interests in Earnings of Subsidiaries	(2)	(5)

INCOME BEFORE DISCONTINUED OPERATIONS	48	61
Income (Loss) from Discontinued Operations, net of tax benefit
of $3 for 2003	2	(5)
Loss on Disposal of Discontinued Operations, net of tax benefit
of $3 for 2003	(2)	(8)

NET INCOME	48	48
Preference Units Distributions	(5)	(6)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
GROUP INCORPORATED	$43	$42

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$123	$104
Accounts Receivable:
Trade, net of allowances of $6 and $6 in 2004 and 2003,
respectively	100	103
Other Accounts Receivable	20	19
Affiliated Companies	100	173
Notes Receivable:
Affiliated Companies	64	300
Other	1	2
Inventory	25	26
Prepayments	7	7
Restricted Funds	30	16
Assets of Discontinued Operations	283	298

Total Current Assets	753	1,048

PROPERTY, PLANT AND EQUIPMENT	1,352	1,362
Less: Accumulated Depreciation and Amortization	(189)	(184)

Net Property, Plant and Equipment	1,163	1,178

NONCURRENT ASSETS
Capital Leases, net	2,961	2,981
Corporate Joint Ventures	1,041	1,040
Partnership Interests	490	531
Other Investments	31	31
Goodwill and Other Intangibles	482	495
Other	152	153

Total Noncurrent Assets	5,157	5,231

TOTAL ASSETS	$7,073	$7,457

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$31	$303
Accounts Payable
Trade	39	53
Affiliated Companies	—	4
Accrued Interest	66	55
Notes Payable	1	2
Liabilities of Discontinued Operations	229	242
Other	59	69

Total Current Liabilities	425	728

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,481	1,487
Other	178	165

Total Noncurrent Liabilities	1,659	1,652

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
MINORITY INTERESTS	33	35

LONG-TERM DEBT
Project Level, Non-Recourse Debt	931	938
Senior Notes	1,802	1,800

Total Long-Term Debt	2,733	2,738

MEMBER'S EQUITY
Ordinary Unit	1,888	1,888
Preference Units	434	509
Retained Earnings	221	178
Accumulated Other Comprehensive Loss	(320)	(271)

Total Member's Equity	2,223	2,304

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,073	$7,457

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
		As Restated, see Note 2
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$48	$48
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
Loss on Disposal of Discontinued Operations, net of tax	2	8
Depreciation and Amortization	15	10
Deferred Income Taxes (Other than Leases)	(2)	4
Leveraged Lease Income, Adjusted for Rents Received	(49)	(2)
Unrealized Loss on Investments	20	—
Change in Fair Value of Derivative Financial Instruments	(1)	1
Undistributed Earnings from Affiliates	5	(7)
Gain on Sale of Investments	(47)	(33)
Foreign Currency Transaction Gain	—	(4)
Other Non-Cash Charges	2	—
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	86	(21)
Inventory	—	(1)
Accounts Payable	(47)	(49)
Other Current Assets and Liabilities	18	(19)
Proceeds from Withdrawal of Partnership Interests and Other
Distributions	58	45
Other	11	—

Net Cash Provided By (Used In) Operating Activities	119	(20)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(12)	(70)
Investments in Joint Ventures and Partnerships	(3)	(18)
Proceeds from the Sale of Investments and Return of Capital
from Partnerships	5	(3)
Proceeds from Termination of Capital Leases	44	—
Short-Term Loan Receivable—Affiliated Company	236	62
Other	(1)	(1)

Net Cash Provided By (Used In) Investing Activities	269	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	91
Repayment of Senior Notes	(267)	—
(Repayment of) Proceeds from Project-Level Non-Recourse Long-
Term Debt	(12)	251
Redemption of Preference Units	(75)	—
Repayment of Medium-Term and Project-Level Non-Recourse
Debt	—	(321)
Proceeds from Minority Shareholders	—	(10)
Cash Dividends Paid on Preferred Stock	(5)	(6)
Restricted Cash	(13)	16
Other	4	—

Net Cash (Used In) Provided By Financing Activities	(368)	21

Effect of Exchange Rate Change	(1)	—

Net Change In Cash and Cash Equivalents	19	(29)
Cash and Cash Equivalents at Beginning of Period	104	88

Cash and Cash Equivalents at End of Period	$123	$59

Supplemental Disclosure of Cash Flow Information:
Income Taxes (Paid) Received	$(43)	$74
Interest Paid, Net of Amounts Capitalized	$33	$32

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 1. Organization and Basis of Presentation

Organization

      PSEG

      PSEG has four principal direct wholly-owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

      PSE&G

      PSE&G is an operating public utility company engaged principally in the transmission and distribution of electric energy and gas service in certain areas of New Jersey. PSE&G also owns PSE&G Transition Funding LLC, a bankruptcy remote entity established for the purpose of purchasing intangible transition property and issuing transition bonds.

      Power

      Power is a multi-regional wholesale energy supply business that utilizes energy trading to comprehensively manage its portfolio of electric generation assets, gas supply and storage contracts and electric and gas supply obligations. Power has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of the portfolio. Fossil, Nuclear and ER&T are Federal Energy Regulatory Commission (FERC) regulated public utilities.

      Energy Holdings

      Energy Holdings is the parent of PSEG Global LLC (Global), which owns and operates international and domestic projects engaged in the generation and distribution of energy, including cogeneration and independent power production facilities and electric distribution companies; PSEG Resources LLC (Resources), which has primarily invested in energy-related leveraged leases; and Enterprise Group Development Corporation (EGDC), a commercial real estate property management business. During the third quarter of 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies) and its assets. For additional information relating to Energy Technologies, see Note 5. Discontinued Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

      The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in the respective 2003 Annual Report on Form 10-K.

      The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the 2003 Annual Reports on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Pension and Other Post-employment Benefit (OPEB)

      PSEG

      PSEG sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans covering PSEG and its participating affiliates' current and former employees who meet certain eligibility criteria.

      The following table provides the Components of Net Periodic Benefit Costs relating to all qualified and nonqualified pension plan and other post-retirement benefit plans on an aggregate basis.

	Pension Benefits		Other Benefits
	Quarters Ended March 31,		Quarters Ended March 31,
	2004	2003	2004	2003
	(Millions)
Components of Net Periodic Benefit Costs:
Service Cost	$21	$19	$6	$5
Interest Cost	49	49	14	13
Expected Return on Plan Assets	(58)	(48)	(2)	(1)
Amortization of Net
Transition Obligation	—	1	7	7
Prior Service Cost	4	4	—	—
Loss (Gain)	9	12	—	(1)

Net Periodic Benefit Costs	$25	$37	$25	$23

      PSEG, PSE&G, Power and Energy Holdings

      PSE&G's, Power's and Energy Holdings' eligible employees participate in non-contributory pension and OPEB plans sponsored by PSEG and administered by Services.

      PSE&G

      PSE&G's pension costs amounted to approximately $13 million and $20 million for the quarters ended March 31, 2004 and 2003, respectively. PSE&G's OPEB costs amounted to approximately $22 million and $25 million for the quarters ended March 31, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power

      Power's pension costs amounted to approximately $8 million and $12 million for the quarters ended March 31, 2004 and 2003, respectively. Power's OPEB costs amounted to approximately $2 million for each of the quarters ended March 31, 2004 and 2003.

      Energy Holdings

      Energy Holdings' pension costs amounted to approximately $1 million for each of the quarters ended March 31, 2004 and 2003. Energy Holdings' OPEB costs were immaterial for each of the quarters ended March 31, 2004 and 2003.

Stock Compensation

      PSEG

      PSEG applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

      The following table illustrates the effect on Net Income and Earnings Per Share if PSEG had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarters Ended March 31,
	2004	2003
	(Millions, except for share data)
Net Income, as reported	$271	$681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(2)

Pro forma Net Income	$270	$679

Earnings Per Share:
Basic—as reported	$1.15	$3.02
Basic—pro forma	$1.15	$3.01
Diluted—as reported	$1.14	$3.01
Diluted—pro forma	$1.13	$3.00

      See Note 6. Earnings Per Share for further information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power and Energy Holdings

      As of March 31, 2004 and December 31, 2003, Power's and Energy Holdings' goodwill and pro-rata share of goodwill in equity method investments was as follows:

	As of
	March 31, 2004	December 31, 2003
	(Millions)
Consolidated Investments
Energy Holdings—Global
Sociedad Austral de Electricidad S.A. (SAESA)(A)	$339	$352
Empresa de Electricidad de los Andes S.A. (Electroandes)	133	133
Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO)	6	6

Total Energy Holdings-Global	478	491
Power—Albany Steam Station	16	16

Total PSEG Consolidated Goodwill	494	507

Pro-Rata Share of Equity Method Investments
Energy Holdings-Global
Rio Grande Energia (RGE)(A)	74	73
Chilquinta Energia S.A. (Chilquinta)(A)	162	163
Luz del Sur S.A.A	63	63
Kalaeloa	25	25

Pro-Rata Share of Equity Investment Goodwill	324	324

Total PSEG Goodwill	$818	$831

(A)	Changes relate to changes in foreign exchange rates.

      PSEG

      In addition to goodwill, PSEG's total intangible assets as of March 31, 2004 were $102 million, all of which are not subject to amortization. These intangible assets totaled $14 million, $48 million and $40 million and are related to defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights, respectively. PSEG's total intangible assets as of December 31, 2003 were $103 million, including $14 million, $49 million and $40 million related to defined benefit pension plans, emissions allowances and various access rights, respectively.

      PSE&G

      As of March 31, 2004 and December 31, 2003, PSE&G had intangible assets recorded related to defined benefit pension plans totaling $2 million. These intangible assets are not subject to amortization.

      Power

      In addition to goodwill displayed in the table above, as of March 31, 2004, Power's intangible assets were $91 million, of which $3 million, $48 million and $40 million, related to its defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights at its Albany Station, respectively. As of December 31, 2003, Power's intangible assets were $92 million, of which $3 million, $49 million and $40 million, related to its defined benefit pension plans, emissions allowances and various access rights at its Albany Station, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Energy Holdings

      In addition to goodwill, Energy Holdings has an intangible asset related to its defined benefit pension plans of $4 million as of March 31, 2004 and December 31, 2003, which is not subject to amortization.

Note 2. Restatement of Financial Statements

PSEG and Energy Holdings

      Subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2003 and in preparation of the Condensed Consolidated Financial Statements for the year ended December 31, 2003, management determined that the recorded amount of Energy Holdings' investment in RGE was overstated due to a miscalculation of the amount of foreign currency translation adjustments. In addition, certain amounts related to this investment had been erroneously recorded as translation adjustments instead of foreign currency transactions. The impact on previously reported Net Income of PSEG and Energy Holdings of these adjustments resulted in an increase of $1 million for the quarter ended March 31, 2003. As a result, the accompanying Condensed Consolidated Financial Statements of PSEG and Energy Holdings for the quarter ended March 31, 2003 have been restated from the amounts previously reported to reflect the correct amount of foreign currency translation adjustments and to record the effects of foreign currency transactions in earnings rather than as an adjustment to Accumulated Other Comprehensive Loss. In addition to the adjustments described above, certain other adjustments, previously considered to be immaterial individually and in the aggregate, were also recorded in the restated financial statements for the quarter ended March 31, 2003. The impact on previously reported Net Income of PSEG and Energy Holdings of these other adjustments resulted in an increase of $3 million for the quarter ended March 31, 2003.

      The effects on the financial statements of all adjustments and their related tax effects are detailed as follows:

      Condensed Consolidated Statement of Operations

	As Previously Reported	As Restated
	Quarter Ended March 31, 2003	Quarter Ended March 31, 2003
	(Millions, except for share data)
PSEG
Operating Revenues	$3,364	$3,288
Energy Costs	$2,022	$1,953
Income from Equity Method Investments	$17	$20
Operation and Maintenance	$520	$519
Other Income	$60	$59
Other Deductions	$(45)	$(43)
Interest Expense	$(187)	$(198)
Income Tax Expense	$(184)	$(186)
Loss from Discontinued Operations, including Loss on Disposal, net of tax	$(15)	$(13)
Net Income	$676	$681
Earnings Per Share (Basic)	$3.00	$3.02
Earnings Per Share (Diluted)	$3.00	$3.01

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	As Restated
	Quarter Ended March 31, 2003	Quarter Ended March 31, 2003
	(Millions)
Energy Holdings
Electric Generation and Distribution Revenues	$113	$91
Other Operating Revenues	$40	$43
Energy Costs	$47	$35
Income from Equity Method Investments	$17	$20
Other Income	$3	$4
Other Deductions	$(6)	$(3)
Interest Expense	$(50)	$(48)
Income Tax Expense	$(17)	$(19)
Loss from Discontinued Operations, including Loss on Disposal, net of tax	$(15)	$(13)
Net Income	$44	$48

      The amounts as previously reported do not reflect certain reclassifications due to the presentation of Energy Holdings' investment in Carthage Power Company (CPC), a generating facility in Rades, Tunisia as a discontinued operation, as discussed in Note 5. Discontinued Operations and the effects of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities” (FIN 46), as discussed in Note 3. Recent Accounting Standards, and other reclassifications that have been made to conform with the current presentation.

Note 3. Recent Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143)

      PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 143. Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company is required to subsequently depreciate that asset retirement cost to expense over its useful life. In periods subsequent to initial measurement, an entity is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion are charged to Operation and Maintenance on the Condensed Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows are adjustments to the carrying amount of the related asset. See Note 4. Adoption of SFAS 143 for additional information.

FIN 46R and FIN 46

      PSEG, PSE&G, Power and Energy Holdings

      FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIEs)”, or FIN 46R amends FIN 46, which was issued July 1, 2003. FIN 46R replaces FIN 46 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

      FIN 46R must be adopted by public entities (that are not small business issuers) by the first reporting period ending after March 15, 2004. PSEG, PSE&G, Power and Energy Holdings adopted the provisions of FIN 46 as of July 1, 2003. There was no effect on Power due to the adoption of these rules.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The adoption of FIN 46R did not impact the implementation of FIN 46 (discussed below) by PSEG, PSE&G, Power and Energy Holdings or have any other effect on their respective financial statements.

      The adoption of FIN 46 required PSEG and PSE&G to deconsolidate their capital trusts and Energy Holdings to consolidate its investments in four real estate partnerships. Prior period financial statements have been reclassified for comparability in accordance with FIN 46.

      PSEG and PSE&G

      PSEG and PSE&G evaluated their respective interests in PSEG Capital Trusts I-IV, PSEG Funding Trust I (trust holding Participating Equity Preference Securities (PEPS)), PSE&G Capital Trust LP and PSE&G Capital Trust II and determined them to be VIEs under FIN 46. It was further determined that PSEG and PSE&G were not the primary beneficiaries of those entities and therefore were prohibited from consolidating them into the financial statements. Accordingly, these entities were deconsolidated as of July 1, 2003 and were recorded under the equity method of accounting. This resulted in the removal of the preferred securities issued by the trusts from the Condensed Consolidated Balance Sheets and the addition to the Condensed Consolidated Balance Sheets of long-term debt in an equal amount between PSEG, PSE&G and their respective trusts, which previously had been eliminated in consolidation. In December 2003, PSE&G redeemed its preferred securities mentioned above. Additionally, PSEG's Condensed Consolidated Balance Sheets reflect its equity investment in these entities, which also were previously eliminated in consolidation resulting in the recording of equal amounts of additional assets and long-term debt of $36 million as of March 31, 2004 and December 31, 2003. The invested cash was loaned back to PSEG in connection with the issuance of the preferred securities.

      The following table displays the securities, and their original issuance amounts, held by the trusts that have been deconsolidated.

	As of
	March 31, 2004	December 31, 2003
	(Millions)
PSEG
PSEG Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures
7.44%	$225	$225
Floating Rate	150	150
7.25%	150	150
8.75%	180	180
PSEG Participating Units
10.25%	460	460

Total PSEG	$1,165	$1,165

      PSEG and PSE&G now record interest expense (previously eliminated against the interest income of the trust) instead of preferred securities dividends (since the preferred dividends are in the trusts that are no longer consolidated). For PSEG, this amount totaled $14 million and $17 million for the quarters ended March 31, 2004 and 2003, respectively. For PSE&G, this amount totaled $3 million for the quarter ended March 31, 2003.

      PSE&G

      PSE&G reviewed its Non-Utility Generation (NUG) contracts to determine if the entities involved were VIEs and, if so, if PSE&G was the primary beneficiary. These entities consist of power plants that sell their output to PSE&G, which PSE&G is required to purchase at a variable price that correlates

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with some of the major operating costs of the plants. As a result, PSE&G assumes some of the variability inherent in the operation of these plants.

      PSE&G held a potentially significant variable interest in two such entities, but was unable to obtain the information necessary to conduct the analysis required under FIN 46R or consolidate the entities financial statements due to NUGs' belief that it was competitive and proprietary data. As a result, PSE&G applied the scope exception to FIN 46R that exempts entities who conduct exhaustive efforts to obtain the necessary information.

      PSE&G incurred costs related to the NUG contracts of approximately $81 million for the quarters ended March 31, 2004 and 2003. PSE&G sells the electricity purchased under the NUG contracts at market prices in PJM and recovers the difference between these variable price and market price through the NUG Transition Charge (NTC).

      PSE&G's maximum loss exposure relates to the variable pricing components in the contract increasing. PSE&G's maximum loss exposure from these two contracts is undeterminable due to the inability to obtain the necessary information.

      Energy Holdings

      Energy Holdings evaluated its interests in four real estate partnerships previously accounted for under the equity method of accounting. These entities were determined to be VIEs and Energy Holdings was determined to be the primary beneficiary and, therefore, was required to consolidate these entities. The current presentation reflects these entities on a fully consolidated basis and all periods were restated in accordance with FIN 46.

      The consolidation of the real estate partnerships on the Condensed Consolidated Balance Sheets resulted in an increase of approximately $31 million in assets and liabilities. There was no material impact of consolidating the real estate partnerships on Operating Revenues and Operating Expenses.

Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 03-1 considers the meaning of “other-than-temporary impairment” and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1. When an impairment is other-than-temporary, the security must be written down to its fair value. EITF 03-1 is effective for periods beginning after June 15, 2004. PSEG, PSE&G, Power and Energy Holdings do not expect any material effect from the adoption of EITF 03-1 on their respective financial statements.

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share” (EITF 03-6)

      PSEG

      EITF 03-6 requires that the two-class method of accounting be applied to participating convertible securities in the computation of basic Earnings Per Share. EITF 03-6 is effective for periods beginning after March 31, 2004. PSEG does not expect any material effect on the computation of basic Earnings Per Share due to the adoption of EITF 03-6.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3)

      PSEG and Power

      EITF 02-3 requires all gains and losses on energy trading derivatives to be reported on a net basis. Also, energy trading contracts that are not derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) are no longer marked to market. EITF 02-3 became fully effective January 1, 2003. The majority of Power's energy trading contracts qualify as derivatives under SFAS 133 and will therefore continue to be marked to market. The impact of implementing these rules had no effect on PSEG's or Power's Net Income. Prior period Operating Revenues and Energy Costs on the Condensed Consolidated Statements of Operations have been reclassified on a net basis for comparability.

Note 4. Adoption of SFAS 143

PSEG and Power

      In the first quarter of 2003, Power completed a review of potential obligations under SFAS 143 and determined that the obligations were primarily related to the decommissioning of its nuclear power plants. Power's recorded liability for decommissioning as of December 31, 2002 was approximately $766 million and equaled the balance of its Nuclear Decommissioning Trust (NDT) Fund, as discussed below. As of January 1, 2003, this liability was recalculated under SFAS 143 and was determined to be approximately $261 million. Concurrently, an asset was recorded of approximately $50 million that represented the fair value of the asset retirement obligation (ARO) at adoption.

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

      Power also had $131 million of cost of removal liabilities recorded as of December 31, 2002, which did not meet the requirements of an ARO and were therefore reversed and included in the Cumulative Effect of a Change in Accounting Principle recorded in the first quarter of 2003.

      As a result of adopting SFAS 143, PSEG and Power recorded a Cumulative Effect of a Change in Accounting Principle of $370 million, after-tax, in the first quarter of 2003. Of this after-tax amount, $292 million related to decommissioning at Nuclear and $78 million related to the cost of removal liabilities for the fossil units that were reversed.

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

      PSE&G had cost of removal liabilities of approximately $401 million and $395 million recorded as of March 31, 2004 and December 31, 2003, respectively, which do not meet the requirements of an ARO and are therefore classified as regulatory liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Holdings

      Energy Holdings has identified certain legal obligations that meet the criteria of SFAS 143. However, it has determined that they are not material to its financial position, results of operations or net cash flows.

SFAS 143 Effect on the NDT Fund

      Power and PSE&G

      Prior to the adoption of SFAS 143, amounts collected from PSE&G customers through rates were deposited into the NDT Fund and realized and unrealized gains and losses in the trust were all recorded as changes in the NDT Fund with an offsetting charge to the nuclear decommissioning liability. Prior to the adoption of SFAS 143, this was appropriate under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) and other related accounting guidance. Based on an order issued by the New Jersey Board of Public Utilities (BPU), PSE&G's customers are no longer required to fund the NDT Fund, and therefore deferral accounting is no longer appropriate for changes in the fair value of securities within the NDT Fund.

      Beginning January 1, 2003, realized gains and losses were recorded in earnings and unrealized gains and losses were recorded as a component of Accumulated Other Comprehensive Income (OCI), net of tax, as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Additionally, because deferral accounting was no longer appropriate, as of January 1, 2003, Power recognized $68 million of pre-tax unrealized losses on securities in the NDT Fund, of which approximately $40 million was deemed other than temporarily impaired and recorded this amount against earnings in the Cumulative Effect of a Change in an Accounting Principle in the first quarter of 2003.

      As of March 31, 2004 and December 31, 2003, the fair market value of the NDT Fund was approximately $981 million and $985 million, respectively.

Note 5. Discontinued Operations

Energy Holdings

Carthage Power Company (CPC)

      Global has a controlling interest in CPC, which owns and operates a power plant located in Rades, Tunisia. In December 2003, Global entered into a definitive purchase and sale agreement related to the sale of its majority interest in CPC, for approximately $43 million. The completion of the sale is expected to occur in the second quarter of 2004 and is subject to certain conditions, including government and lender approvals, which cannot be assured. Under the terms, as subsequently amended, of the agreement, Global expects to receive approximately $16 million in cash and a promissory note of $27 million, bearing interest at 5% which will be payable in three annual installments following the close of the sale of approximately $5 million, $10 million and $12 million, plus interest. If the sale is unable to be completed, Global will seek another buyer for this facility. CPC meets the criteria for classification as a component of Discontinued Operations and all prior periods have been reclassified to conform to the current year's presentation. Global has reduced its carrying value of CPC to its fair value less cost to sell and recorded an estimated loss on disposal of $2 million (after-tax) for the quarter ended March 31, 2004.

      The operating results of CPC for the quarters ended March 31, 2004 and 2003 are summarized below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarters Ended March 31,
	2004	2003
	(Millions)
Operating Revenues	$26	$22
Pre-Tax Operating Income	$2	$2
Net Income	$2	$1

      The carrying amounts of the assets and liabilities of CPC as of March 31, 2004 and December 31, 2003 are summarized in the following table:

	As of
	March 31, 2004	December 31, 2003
	(Millions)
Current Assets	$41	$45
Noncurrent Assets	242	253

Total Assets	$283	$298

Current Liabilities	$159	$161
Noncurrent Liabilities	70	81

Total Liabilities	$229	$242

      Energy Technologies' Investments

      In June 2002, Energy Holdings adopted a plan to sell its heating, ventilating and air conditioning (HVAC)/mechanical operating companies. The HVAC/mechanical operating companies meet the criteria for classification as components of Discontinued Operations. During the first quarter of 2003, Energy Holdings re-evaluated the carrying value of Energy Technologies' assets and liabilities and determined that market conditions required an additional write-down to fair value less cost to sell and recorded an additional loss on disposal of Energy Technologies of $8 million, net of a $3 million tax benefit. The sale of the HVAC/mechanical operating companies and Energy Technologies was complete as of September 30, 2003.

      The revenues and results of operations of Energy Technologies for the quarter ended March 31, 2003 are as follows:

Quarter Ended March 31, 2003
(Millions)
Operating Revenues	$49
Pre-Tax Operating Loss	$(9)
Net Loss	$(6)

Note 6. Earnings Per Share

PSEG

      Diluted Earnings Per Share is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG's stock option plans. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating Diluted Earnings Per Share:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarters Ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Continuing Operations	$271	$271	$324	$324
Discontinued Operations	—	—	(13)	(13)
Cumulative Effect of a Change in Accounting Principle	—	—	370	370

Net Income	$271	$271	$681	$681

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	236,193	236,193	225,342	225,342
Effect of Stock Options	—	1,203	—	278
Effect of Forward Contracts (PEPS)	—	1,456	—	94

Total Shares	236,193	238,852	225,342	225,714

Earnings Per Share:
Continuing Operations	$1.15	$1.14	$1.44	$1.43
Discontinued Operations	—	—	(0.06)	(0.06)
Cumulative Effect of a Change in Accounting Principle	—	—	1.64	1.64

Net Income	$1.15	$1.14	$3.02	$3.01

      There were approximately 531,500 and 6,089,000 stock options not included in the weighted average common shares calculation used for Diluted Earnings Per Share due to their antidilutive effect for the quarters ended March 31, 2004 and 2003, respectively.

Note 7. Commitments and Contingent Liabilities

Old Dominion Electric Cooperative (ODEC)

      PSE&G and Power

      In 1995, PSE&G entered into a ten-year wholesale power contract with ODEC expiring in December 2004. The contract was transferred to Power in conjunction with the generation asset transfer in 2000. The contract provided for PSE&G to supply ODEC with capacity and energy for a bundled rate that included a component to recover multiple transmission charges (referred to as “pancaked transmission rates”).

      In November 1997, the FERC issued the PJM Interconnection LLC (PJM) Restructuring Order, which required PSE&G to modify its contract with ODEC to remove pancaked transmission rates. While PSE&G sought rehearing of this order, it was nonetheless required to reduce its rate to ODEC by approximately $6 million per year, effective April 1, 1998.

      In 2000, FERC issued its order denying the request for rehearing. Thereafter, Power successfully appealed the matter. In December 2002, based on a court ruling FERC reversed its November 1997 order, thereby reinstating the original contract terms. Since ODEC did not seek rehearing, that order is Final. This allowed Power to collect amounts for April 1998 through December 2002 pursuant to the original contract. Power billed ODEC for this amount in January 2003. Power has been billing, recording and receiving payment on the higher rate for services provided since January 2003. ODEC is paying such increased rates currently under protest, but has refused to pay past due amounts aggregating $31 million. On October 22, 2003, FERC issued an order dismissing ODEC's untimely petition to reopen the matter, affirming the prices in the original contract and denying ODEC's request for reconsideration and its request for a stay. ODEC sought rehearing of that order on November 21, 2003. ODEC continues to withhold payment of the amounts due for the period prior to January 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accordingly, on November 26, 2003, Power filed suit against ODEC for breach of contract in U.S. District Court in Newark, New Jersey. On January 29, 2004, ODEC filed a motion to dismiss claiming that the ongoing FERC proceeding must be completed before any judicial intervention. On February 13, 2004, Power filed a motion for summary judgment. This matter is pending.

Guaranteed Obligations

      Power

      Power has unconditionally guaranteed payment by its subsidiary, ER&T, in certain commodity-related transactions entered into in the ordinary course of business. These payment guarantees were provided to counterparties in order to obtain credit under physical and financial agreements in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These Power payment guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover the granting of lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can go either direction. The maximum total potential liability or face value of the guarantees outstanding as of March 31, 2004 and December 31, 2003 was $1.5 billion and $1.4 billion, respectively. In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T's contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously “out-of-the-money” is highly unlikely. For these reasons, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current amounts payable, which are guaranteed consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The exposure from such liabilities was $430 million and $228 million as of March 31, 2004 and December 31, 2003, respectively. Of the $430 million exposure, $109 million is recorded on Power's Consolidated Balance Sheets as of March 31, 2004.

      In addition, many of these agreements contain margin and/or other collateral requirements that, as of March 31, 2004, would require Power to post additional collateral of approximately $601 million if: a) Power were to lose its investment grade credit rating and b) all counterparties with whom Power is “out-of-the money” under such contracts were entitled to and called for collateral. An increase in energy prices causes a commensurate increase in collateral requirements for Power.

      As of March 31, 2004, letters of credit issued by Power were outstanding in the amount of approximately $152 million in support of various contractual obligations and environmental liabilities as well as to satisfy trading collateral obligations.

      Power's guarantees of equity contributions by its subsidiaries relating to the construction of its Lawrenceburg and Waterford facilities were cancelled upon repayment of the project level debt to which the guarantees pertained.

      Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects in an aggregate amount of approximately $173 million and $180 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, the guarantees of payment include a $49 million standby equity commitment for Skawina CHP Plant in Poland (Skawina) expiring in August 2007, a $10 million equity commitment for ELCHO in Poland which expired in April 2004 and a $25 million contingent guarantee related to debt service obligations of Chilquinta Energia Finance Co. LLC expiring in 2011. Additional guarantees consist of a $36 million and $37 million leasing agreement guarantee for Prisma 2000 S.p.A. (Prisma) in Italy as of March 31, 2004 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2003, respectively, $22 million and $24 million of performance and payment guarantees related to Energy Technologies as of March 31, 2004 and December 31, 2003, respectively, that are supported by letters of credit and expire in May 2005, discussed below, and various other guarantees comprising the remaining $31 million and $35 million as of March 31, 2004 and December 31, 2003, respectively, expiring through 2010.

      In September 2003, Energy Holdings completed the sale of Energy Technologies and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies. As of March 31, 2004, there were $80 million of such bonds outstanding, of which $5 million related to uncompleted construction projects. These performance bonds are not included in the $173 million of guaranteed obligations discussed above. In January 2003, Energy Holdings provided an indemnification agreement and $31 million in letters of credit in support of such obligations. As of March 31, 2004, $22 million in letters of credit remain outstanding. These amounts are expected to decrease over the next two years as the work in process is completed and are included in the $173 million, discussed above.

Environmental Matters

      PSEG, PSE&G and Power

      Hazardous Waste

      The New Jersey Department of Environmental Protection (NJDEP) adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. These regulations may substantially increase the costs of environmental investigations and remediation, where necessary, particularly at sites situated on surface water bodies. PSE&G, Power and respective predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. However, neither PSE&G nor Power anticipate that compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

      Passaic River Site

      The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating and one former generating station and four former Manufactured Gas Plants (MGPs). PSE&G's costs to clean up former MGPs are recoverable from utility customers through the Societal Benefits Charge (SBC). PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The operating generating station was transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Essex Generating Station.

      In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances were being released from the Essex Generating Station, an operating electric generating station, and a former MGP located in Harrison, New Jersey, which also includes facilities for PSE&G's ongoing gas operations. The EPA has estimated that its study would require five to seven years to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power will evaluate seeking recovery of any disbursed amounts from its insurance carriers.

      Also, in 2003, PSEG, PSE&G and 56 other PRPs received a Directive and Notice to Insurers from the NJDEP that directed the PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged in the Directive that it had determined that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP announced that it had estimated the cost of interim natural resource injury restoration activities along the lower Passaic River to approximate $950 million. PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their claims and, along with approximately 30 other PRPs, has executed an agreement with the EPA that provides for sharing the costs of the study between the government organizations and the PRPs. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

PSE&G and Power

      MGP Remediation Program

      PSE&G is currently working with the NJDEP under a program to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former MGP sites (Remediation Program). To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that at least $20 million per year could be incurred over a period of about 30 years since the inception of the program in 1988 and that the overall cost could be material. The costs for this remediation effort are recovered through SBC charges to utility customers. As of March 31, 2004, PSE&G's estimated net liability for remediation costs through 2006 totaled $123 million. Expenditures beyond 2006 cannot be reasonably estimated and are therefore not accrued. For further discussion related to this matter see “Passaic River Site” above.

      Power

      Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

      The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets in some circumstances when those sources undergo a “major modification,” as defined in the regulations. The Federal government is seeking to order companies not in compliance to install the best available air pollution control technology at the affected plants and to pay monetary penalties of up to $27,500 for each day of continued violation.

      The EPA and the NJDEP issued a demand to PSE&G in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the requests for information and, in January 2002, reached an agreement with New Jersey and the Federal government to resolve allegations of noncompliance with Federal and New Jersey PSD/NSR regulations. Under that agreement, over the course of 10 years, Power must install advanced air pollution controls that are designed to reduce emissions of Nitrogen Oxide (NOx), Sulfur Dioxide (SO2), particulate matter and mercury. The estimated cost of the program at the time of the settlement was $337 million to be incurred through 2011 with the majority of these costs to be incurred at Hudson.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved the dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operation to commence.

      Power has notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal unit, in light of market changes in the energy and capacity markets and increases in the cost of pollution control equipment and other necessary modifications to the unit. A decision is expected to be made in 2004 as to the Hudson unit's continued operation. The related costs associated with the modifications for Hudson have not been included in Power's capital expenditure projections.

      The independent contractor retained by Power to design, construct and install the selective catalytic reduction systems (SCRs) at Mercer required under the agreement with the EPA and the NJDEP recently provided a revised construction schedule to Power that indicated substantial completion of the SCR for one of the Mercer units would not occur until after the date specified in the agreement with the EPA and the NJDEP for construction and operation technology. Power has notified the EPA and NJDEP of this development, but the impact, if any, to Power at this time is uncertain.

New Generation and Development

      Power and Energy Holdings

      Completion of the projects discussed below, within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

      Power

      Through an indirect, wholly-owned subsidiary, Power is constructing the Bethlehem Energy Center that will replace the Albany, New York Steam Station. Total costs for this project are estimated to be approximately $500 million with expenditures to date of approximately $335 million. Construction began in 2002 with the expected completion date in 2005, at which time the existing station will be retired.

      Power is constructing a natural gas-fired generation plant at Linden, New Jersey. Total costs are estimated at approximately $780 million with expenditures to date of approximately $640 million. Completion is scheduled for 2005. Power has recently detected corrosion on the tubes in both steam generator condensers. While this situation is now in the preliminary stages of investigation and assessment, this corrosion has the potential to delay the scheduled commercial operation date. The cost to correct this condition is not included in the construction estimate, but it is not expected to be material.

      Through an indirect, wholly-owned subsidiary, Power is constructing a natural gas-fired generation plant in Lawrenceburg, Indiana. The plant has an estimated aggregate total cost of $620 million. Expenditures on the project to date are approximately $610 million with expected completion in the second quarter of 2004.

      Power also has contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station (Salem) Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek Generating Station (Hope Creek) to modestly increase its generating capacity. The power uprate for Hope Creek is currently scheduled to be completed by 2006, assuming timely approval from the Nuclear Regulatory Commission (NRC). The turbine replacements are currently scheduled to be completed during planned refueling outages in 2004 for Salem Unit 1, 2006 for Hope Creek and 2008 for Salem Unit 2. Power's aggregate estimated share of the costs for these projects are $211 million, with expenditures to date of approximately $116 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power has entered into a long-term contractual services agreement with a vendor to provide the outage and service needs for certain of Power's generating units at market rates. The contract covers approximately twenty-five years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

Energy Holdings

      Poland

      In 2002, Global acquired a controlling interest in the electric and thermal coal-fired Skawina plant. In accordance with the purchase agreement, Global is required to offer to purchase an additional 12% from Skawina's employees in 2004, increasing Global's potential ownership interest to approximately 75%. In addition, Global has approximately $49 million of equity commitment guarantees related to the modernization of the plant for environmental upgrades over an eight-year period, which could increase Global's total equity investment to $99 million. However, Global expects that cash generated from Skawina's operations will be sufficient to fund all such modernization costs.

      Other

      There are additional minor capital projects at certain of Global's subsidiaries that are expected to be financed locally on a non-recourse basis or through internally generated cash flows. Included in the projects is a 45 MW generation project at SAESA with total costs estimated at approximately $15 million with completion expected in 2004.

Minimum Fuel Purchase Requirements

      Power

      Power purchases coal for certain of its fossil generation stations through various long-term contracts. The total minimum purchase requirements included in these contracts amount to approximately $207 million through 2008.

      Power has several long-term purchase contracts with uranium suppliers, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Power has various multi-year requirements-based purchase commitments that total approximately $97 million per year to meet Salem's and Hope Creek's fuel needs, of which Power's share is approximately $70 million per year through 2008. Power has been advised by Exelon Generation LLC (Exelon), the co-owner and operator of Peach Bottom Atomic Power Station (Peach Bottom), that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom through 2008, of which Power's share is approximately $35 million per year.

      In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations. As of March 31, 2004, the total minimum purchase requirements under these contracts was approximately $820 million through 2016.

Basic Generation Service (BGS) Supply

      PSE&G

      PSE&G's objective is to obtain all of its energy supply needs for its customers through the New Jersey BGS auctions. Through the BGS auctions, PSE&G has entered into contracts to provide BGS for its anticipated load requirements. In addition, PSE&G has a full requirements contract with Power under which Power will provide PSE&G with its gas supply through 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power

      Power's objective is to enter into load serving contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. To achieve its objective, Power, as a result of the New Jersey BGS auction in February 2004 contracted to directly supply PSE&G and another New Jersey EDC with a portion of their BGS requirements commencing June 1, 2004. In addition to the contracts entered into resulting from the BGS auction, Power has entered into firm contracts in Pennsylvania, Connecticut, Maryland and other firm sales and trading positions and commitments, including 10-month and 34-month contracts ending May 31, 2004 and 2006, respectively, to supply energy and capacity to direct suppliers of New Jersey EDCs.

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

      Exelon previously has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel. Under this agreement, Power's portion of Peach Bottom's Nuclear Waste Fund fees have been reduced by approximately $18 million through August 31, 2002. On August 14, 2003, Exelon received a letter from the DOE demanding repayment of previously received credits from the Nuclear Waste Fund. The letter also demanded approximately $1.5 million of accrued interest (100% share). PSEG and Power continue to believe that it is the Federal government's obligation to pay for storage related costs due to DOE's failure to take possession of the spent nuclear fuel. Further, PSEG and Power also believe that any current payments potentially required relating to the past Nuclear Waste Fund fees will ultimately be recovered and, accordingly, no amounts have been accrued. Exelon has advised Power that it filed suit in January 2004 in the U.S. Court of Federal Claims seeking damages caused by the DOE not taking possession of spent nuclear fuel in 1998.

      In September 2001, Power filed a complaint in the U.S. Court of Federal Claims seeking damages caused by the DOE not taking possession of spent nuclear fuel in 1998. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

      In October 2001, Power filed a complaint in the U.S. Court of Federal Claims, along with a number of other plaintiffs, seeking $28 million in relief from past overcharges by the DOE for enrichment services. No assurances can be given as to any damage recovery.

Spent Fuel Pool Leakage

      Power

      The spent fuel pool at each Salem unit has an installed leakage collection system. This normal leakage path was recently found to be obstructed, causing concern about the extent of leakage contact with the fuel handling building's concrete structure. Nuclear is developing a solution to maintain the design function of the leakage collection system and is investigating the extent of any structural degradation caused by the leakage. The investigation should take approximately one year. If any significant degradation is identified, the repair costs could be material. The NRC issued Information

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notice 2004-05 in March 2004 concerning this emerging industry issue and Power cannot predict what further actions the NRC may take on this matter.

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

Other

      PSEG and PSE&G

      Investment Tax Credits (ITC)

      As of June 1999, the Internal Revenue Service (IRS) had issued several private letter rulings that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets' regulatory lives, which were terminated upon deregulation. Based on this, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G's generation assets that were transferred to Power and recorded a $235 million reduction of the extraordinary charge in 1999 due to the deregulation of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a ruling from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a private letter ruling request with the IRS in 2002, which is still pending.

      In 2003, the IRS proposed for comment regulations that, if adopted, would allow utilities to elect retroactive application over periods equivalent to the ones in place prior to deregulation. While PSEG cannot predict the outcome of this matter, a requirement to refund such amounts to customers could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      Placement of Gas Meters

      In 2003, a proposed class action lawsuit was filed against PSE&G and PSEG in the Superior Court of New Jersey alleging that PSE&G's installation of outdoor gas meters within three feet of driveways or garages at residential locations is negligent. The suit also requests the court to order PSE&G to establish a fund for the purposes of remediating the allegedly improper meter installations.

      In August 2003, the court ordered the transfer of the matter to the BPU to review regulatory issues within that agency's primary jurisdiction. The court retained jurisdiction over the negligence-based issues. In December 2003, the parties filed testimony with the BPU. Additional hearings, which were scheduled for early January 2004, have been postponed to allow the parties to conduct settlement discussions. PSE&G cannot predict the ultimate outcome of this matter.

Energy Holdings

      Argentina

      Empresa Distribuidora de Eleutricidad de Entre Rios S.A. (EDEERSA)

      In March 2003, Energy Holdings formally and irrevocably renounced, and effectively abandoned, its entire economic and legal interest in EDEERSA. The shares were relinquished and ownership was assumed by an Argentine trust benefiting current EDEERSA employees, including all of the existing EDEERSA Class C shareholders who received their shares from the Province as part of the initial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

privatization process. The regulator in the Province requested that 51% of the EDEERSA shares be transferred from the trust to the Province. That transfer took place during March 2004. The regulator also requested the government to conduct an offering process of the mentioned shares during 2004. A representative of the labor union representing EDEERSA filed a criminal complaint against the transaction alleging that the union should have been allocated more interest in EDEERSA than the trust arrangement currently provides. The court dismissed the case and no appeal has been filed.

      Peru

      Luz del Sur S.A.A. (LDS)

      The Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, claimed past-due taxes for the period between 1999-2001, plus penalties and interest, resulting from an interpretation of the law that allowed LDS to restate its assets to fair market value for tax purposes and take advantage of the resulting higher tax deductions from depreciation.

      SUNAT stated that the revaluation study, performed in 1994, was not performed correctly and was therefore invalid. It is LDS's position that laws and regulations did not define the methodology to be used in these matters and its study was based on generally accepted practices and the only constraint was not to exceed market value. LDS's total potential liability related to this matter is approximately $45 million, of which $18 million is currently recorded at LDS. Global's share of the net potential liability related to the claim by SUNAT is estimated at $12 million.

      In January 2004, the Fiscal Court ruled in favor of LDS in respect of the 1996-1998 matter and ruled that the LDS studies are valid. However, the ruling allows SUNAT to present its own study to challenge the LDS studies. No assurances can be given as to the ultimate outcome of this matter.

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

Derivative Instruments and Hedging Activities

Energy Trading Contracts

      Power

      Power, through ER&T, actively trades energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal and emission allowances in the spot, forward and futures markets, primarily in the PJM, but also in the surrounding region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region.

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures.

      Power marks its derivative energy trading contracts to market in accordance with SFAS 133, as amended, with changes in fair value charged to the Condensed Consolidated Statement of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

      Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The aggregate amount of Power's margin deposits as of March 31, 2004 and December 31, 2003 was approximately $12 million and $36 million, respectively.

Commodity Contracts

      Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power manages its risk of fluctuations of energy price and availability through derivative instruments, such as forward purchase or sale contracts, swaps, options, futures and FTRs.

      Cash Flow Hedges

      Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. These derivative transactions are designated and effective as cash flow hedges under SFAS 133, as amended. As of March 31, 2004, the fair value of these hedges was $(240) million, $(142) million, after-tax. During the next 12 months, $65 million of unrealized losses (after-tax) on these commodity derivatives in Accumulated OCI is expected to be reclassified to earnings. As defined in SFAS 133, hedge ineffectiveness associated with these hedges was insignificant. The expiration date of the longest dated cash flow hedge is in 2008.

      Other Derivatives

      Power also enters into certain other contracts which are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs on the Condensed Consolidated Statements of Operations. The fair value of these instruments as of March 31, 2004 was $23 million.

Interest Rates

PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Fair Value Hedges

      Energy Holdings

      In April 2003, Energy Holdings, in a private placement, issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings used interest rate swaps to convert $200 million of this fixed-rate debt into variable-rate debt. The interest rate swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. As of March 31, 2004, the fair value of these hedges was $2 million. There was no ineffectiveness related to these hedges.

      Cash Flow Hedges

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in Accumulated OCI. As of March 31, 2004, the fair value of these cash flow hedges was $(194) million, including $(19) million, $(59) million, and $(116) million at PSEG, PSE&G, and Energy Holdings, respectively. The $(59) million at PSE&G is deferred and is expected to be recovered from PSE&G's customers. During the next 12 months, $28 million of unrealized losses (net of taxes) on interest rate derivatives in Accumulated OCI is expected to be reclassified to earnings, including $4 million and $24 million at PSEG and Energy Holdings, respectively. Hedge ineffectiveness associated with these hedges was immaterial.

      Other Derivatives

      Energy Holdings

      Foreign subsidiaries and affiliates of Energy Holdings entered into interest rate forward contracts, which effectively converted Energy Holdings' variable rate debt to fixed rate. Changes in the fair value of these derivative instruments are recorded directly to interest expense. The fair value of these instruments as of March 31, 2004 was immaterial.

Foreign Currencies

      Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of this risk is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Brazilian Real, the Euro, the Polish Zloty, the Peruvian Nuevo Sol and the Chilean Peso. With respect to the foreign currency risk associated with the Brazilian Real, there has already been significant devaluation since the initial acquisition of these investments, which has resulted in reduced U.S. Dollar earnings and cash flows relative to initial projections. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

      As of March 31, 2004, net cumulative foreign currency devaluations have reduced the total amount of Energy Holdings' Member's Equity by $225 million, of which $230 million was caused by the devaluation of the Brazilian Real.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hedges of Net Investments in Foreign Operations

      Energy Holdings

      An affiliate of Energy Holdings entered into a cross currency interest rate swap agreement. The swap is designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. As of March 31, 2004, Energy Holdings' pro-rata share of the fair value of the cross currency swap was immaterial. The effective portion of the change in fair value will be recorded in Cumulative Translation Adjustment within Accumulated OCI.

Equity Securities

      Energy Holdings

      For the quarter ended March 31, 2004, Resources recognized a $3 million (pre-tax) loss related to non-publicly traded equity securities, which are held within its investments in certain venture capital and leveraged buyout funds. As of March 31, 2004, Resources had investments in leveraged buyout funds of approximately $67 million, of which $22 million was comprised of public securities with available market prices and $45 million was comprised of privately-held interests in certain companies. As of December 31, 2003, Resources had investments in leveraged buyout funds of approximately $75 million, of which $26 million was comprised of public securities with available market prices and $49 million was comprised of privately held interests in certain companies.

Note 9. Comprehensive Income

	PSE&G	Power (A)	Energy Holdings (B)	Other (C)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2004:
Net Income (Loss)	$125	$109	$48	$(11)	$271
Other Comprehensive Loss	—	(127)	(49)	(6)	(182)

Comprehensive Income (Loss)	$125	$(18)	$(1)	$(17)	$89

For the Quarter Ended March 31, 2003:
Net Income (Loss)	$101	$547	$48	$(15)	$681
Other Comprehensive Income (Loss)	(1)	39	(32)	—	6

Comprehensive Income (Loss)	$100	$586	$16	$(15)	$687

(A)	Changes at Power primarily relate to SFAS 133 unrealized loss hedge adjustment and unrealized gains and losses on the NDT Fund.
(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments and unrealized gains and losses on various derivative transactions.
(C)	Other primarily consists of activity at PSEG (as parent company), Services and intercompany eliminations.

Note 10. Changes in Capitalization

      PSE&G

      In March 2004, PSE&G Transition Funding LLC repaid approximately $32 million of its transition bonds.

      Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009 and $250 million of 5.00% Senior Notes due April 2014. The net proceeds of $488 million, together with available cash, were used to fund the repayment of $800 million of project finance debt of certain of Power's subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Energy Holdings

      In February 2004, Energy Holdings repaid $267 million of its 9.125% Senior Notes at maturity, utilizing cash on hand.

      In February 2004, Energy Holdings redeemed $75 million of preference units to PSEG.

Note 11. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended March 31, 2004:
Interest Income	$6	$1	$—	$—	$7
Gain on Disposition of Property	(3)	—	—	—	(3)
NDT Fund Realized Gains	—	28	—	—	28
NDT Interest and Dividend Income	—	6	—	—	6
Change in Derivative Fair Value	—	—	1	—	1
Other	—	—	—	(4)	(4)

Total Other Income	$3	$35	$1	$(4)	$35

For the Quarter Ended March 31, 2003:
Interest Income	$2	$—	$—	$—	$2
Gain on Disposition of Property	8	—	—	—	8
NDT Fund Realized Gains	—	39	—	—	39
NDT Interest and Dividend Income	—	5	—	—	5
Foreign Currency Income	—	—	4	—	4
Other	—	—	—	1	1

Total Other Income	$10	$44	$4	$1	$59

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Deductions:
For the Quarter Ended March 31, 2004:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Loss	—	13	—	—	13
Minority Interest	—	—	—	2	2
Other	—	7	—	—	7

Total Other Deductions	$1	$20	$—	$2	$23

For the Quarter Ended March 31, 2003:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Loss	—	30	—	—	30
Minority Interest	—	—	—	5	5
Change in Derivative Fair Value	—	—	3	—	3
Other	—	—	—	4	4

Total Other Deductions	$1	$30	$3	$9	$43

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations and intercompany eliminations at PSEG (as parent company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2004:
Income (Loss) before Income Taxes	$219	$185	$71	$(24)	$451
Tax computed at the statutory rate	77	65	25	(8)	159
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	16	11	—	(2)	25
Rate Differential of Foreign Operations	—	—	(7)	—	(7)
Plant Related Items	(1)	—	—	—	(1)
Other	2	—	3	(1)	4

Total Income Tax Expense (Benefit)	$94	$76	$21	$(11)	$180

Effective income tax rate	42.9%	41.1%	29.6%	45.8%	39.9%

For the Quarter Ended March 31, 2003:
Income (Loss) before Income Taxes	$157	$300	$85	$(32)	$510
Tax computed at the statutory rate	55	105	30	(12)	178
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	11	18	—	(2)	27
Rate Differential of Foreign Operations	—	—	(12)	—	(12)
Plant Related Items	(12)	—	—	—	(12)
Other	2	—	1	2	5

Total Income Tax Expense (Benefit)	$56	$123	$19	$(12)	$186

Effective income tax rate	35.7%	41.0%	22.4%	37.5%	36.5%

(A)	PSEG's other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Financial Information by Business Segments

      Information related to the segments of PSEG and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other (A)	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2004:
Total Operating Revenues	$2,182	$1,692	$38	$173	$2	$(866)	$3,221
Income (Loss) from Continuing Operations	125	109	1	49	(2)	(11)	271
Net Income (Loss)	125	109	1	49	(2)	(11)	271
Segment Earnings (Loss)	124	109	—	45	(2)	(5)	271
Gross Additions to Long-Lived Assets	75	147	1	13	1	1	238
As of March 31, 2004:
Total Assets	$13,306	$7,691	$3,220	$3,720	$133	$(355)	$27,715
Investments in Equity Method Subsidiaries	$—	$—	$84	$1,442	$4	$—	$1,530
For the Quarter Ended March 31, 2003:
Total Operating Revenues	$2,148	$1,830	$51	$135	$4	$(880)	$3,288
Income (Loss) from Continuing Operations	101	177	13	50	(2)	(15)	324
Loss from Discontinued Operations, net of tax	—	—	—	1	(14)	—	(13)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	370	—	—	—	—	370
Net Income (Loss)	101	547	13	51	(16)	(15)	681
Segment Earnings (Loss)	100	547	12	46	(16)	(8)	681
Gross Additions to Long-Lived Assets	91	153	—	87	1	1	333
As of December 31, 2003:
Total Assets	$13,162	$7,731	$3,277	$3,814	$366	$(292)	$28,058
Investments in Equity Method Subsidiaries	$—	$—	$94	$1,472	$4	$—	$1,570

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (as parent company), the HVAC/operating companies formerly owned by Energy Holdings' subsidiaries, which are classified in discontinued operations and EGDC. The net losses primarily relate to financing and certain administrative and general costs of Energy Holdings. For a discussion of the charges relating to Discontinued Operations at Energy Technologies, see Note 5. Discontinued Operations.
(B)	PSEG's other activities include amounts applicable to PSEG (as parent corporation) and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions, rather, all intercompany transactions are at cost or, in the case of the BGS and Basic Gas Supply Service (BGSS) contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 14. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at PSEG, as parent corporation.

Note 14. Related-Party Transactions

      The majority of the following discussion relates to intercompany transactions that are eliminated during the PSEG consolidation process in accordance with GAAP.

BGSS and BGS Contracts

      PSE&G and Power

      Effective May 1, 2002, PSE&G entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS and other contractual requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      For the quarters ended March 31, 2004 and 2003, Power billed PSE&G approximately $847 million and $832 million, respectively, for BGSS. As of March 31, 2004 and December 31, 2003, PSE&G's payable to Power related to the BGSS contract was approximately $194 million and $268 million, respectively.

      Power charged PSE&G for the Market Transition Charge (MTC) through July 31, 2003. For the quarter ended March 31, 2003, Power charged PSE&G approximately $48 million for the MTC and BGS.

      Power was a participant in the BGS auction held in February 2003. As a result of this participation, Power entered into contracts for a ten-month period beginning August 1, 2003, to supply hourly priced energy, capacity and ancillary services to PSE&G, which in turn provides these services to certain large industrial and commercial customers. As a result, Power charged PSE&G approximately $19 million for the quarter ended March 31, 2004. As of March 31, 2004 and December 31, 2003, PSE&G's payable to Power related to these costs was $4 million and $9 million, respectively.

      Power was also a participant in the BGS auction held in February 2004. As a result of this participation, Power entered into contracts for twelve and thirty-six months, commencing in June 2004 to supply fixed price and hourly priced energy, capacity and ancillary services to PSE&G.

Affiliate Loans

      PSEG and Power

      As of March 31, 2004 and December 31, 2003, Power had a note receivable from PSEG of approximately $213 million and $77 million, respectively, reflecting the investment of its excess cash with PSEG.

      PSEG and Energy Holdings

      As of March 31, 2004 and December 31, 2003, Energy Holdings had a note receivable due from PSEG of $64 million and $300 million, respectively, reflecting the investment of its excess cash with PSEG. Interest income related to this intercompany transaction was immaterial.

      Energy Holdings

      Loans to Texas Independent Energy, L.P. (TIE)

      Global and its partner, TECO Energy, Inc., own and operate two electric generation facilities in Texas through TIE, a 50/50 joint venture. As of March 31, 2004, Global had outstanding approximately $68 million of loans to TIE that earn interest at an annual rate of 12% and that are scheduled to be repaid in quarterly installments through 2012. The quarterly loan installments due to Global are expected to be repaid out of the project cash flows or additional contributions from project partners in the event of insufficient project cash flows. As of March 31, 2004, approximately $12 million has been repaid to Global. For the quarters ended March 31, 2004 and 2003 Global recorded approximately $3 million and $2 million, respectively, of interest income related to this loan.

      In March 2003, Global funded $14 million of convertible preferred equity to the two TIE projects as part of its negotiations with project lenders to amend the projects' credit agreements. The convertible preferred equity has a 15% coupon and is convertible at Global's option into an approximate 13% additional equity interest in TIE if not fully redeemed by June 2004.

      Other

      As of March 31, 2004, Global had loans outstanding with its affiliates of approximately $58 million, including $25 million of accrued interest related to its projects in Italy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Services

       PSE&G, Power and Energy Holdings

      Services provides and bills administrative services at cost to PSE&G, Power and Energy Holdings as follows:

	Services Billings for the Quarter Ended March 31,		Payable to Services as of
	2004	2003	March 31, 2004	December 31, 2003
	(Millions)
PSE&G	$47	$48	$15	$21
Power	$34	$30	$13	$14
Energy Holdings	$3	$4	$1	$2

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Condensed Consolidated Financial Statements. PSEG, PSE&G, Power and Energy Holdings each believes that the costs of services provided by Services approximates market value for these services.

      Power

      During the quarter ended March 31, 2004, Power sold certain maintenance facilities to Services at net book value, resulting in proceeds of approximately $4 million.

Tax Sharing Agreement

      PSEG, PSE&G, Power and Energy Holdings

      PSEG files a consolidated Federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of PSE&G, Power and Energy Holdings. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits. As of March 31, 2004, PSE&G, Power and Energy Holdings had a net (payable to) receivable from PSEG of approximately $(156) million, $(40) million and $100 million, respectively. As of December 31, 2003, PSE&G, Power and Energy Holdings had a net (payable to) receivable from PSEG of approximately $(105) million, $(17) million and $173 million, respectively.

Note 15. Guarantees of Debt

      All of Power's Senior Notes and pollution control bonds, aggregating a total of $3.3 billion, are fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power's non-guarantor subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2004:
Operating Revenues	$—	$1,903	$22	$(233)	$1,692
Operating Expenses	—	1,687	27	(233)	1,481

Operating Income (Loss)	—	216	(5)	—	211
Other Income	14	35	—	(14)	35
Other Deductions	—	(13)	(7)	—	(20)
Equity Earnings (Losses) of Subsidiaries	120	(14)	—	(106)	—
Interest Expense	(33)	(9)	(14)	15	(41)
Income Taxes	8	(93)	10	(1)	(76)

Net Income (Loss)	$109	$122	$(16)	$(106)	$109

For the Quarter Ended March 31, 2004:
Net Cash (Used In) Provided By OperatingActivities	$(38)	$468	$(69)	$209	$570
Net Cash Provided By (Used In) Investing Activities	$338	$(513)	$(31)	$(52)	$(258)
Net Cash (Used In) Provided By Financing Activities	$(300)	$6	$100	$(118)	$(312)
For the Quarter Ended March 31, 2003:
Operating Revenues	$—	$2,060	$68	$(298)	$1,830
Operating Expenses	—	1,746	67	(297)	1,516

Operating Income (Loss)	—	314	1	(1)	314
Other Income	—	44	—	—	44
Other Deductions	—	(30)	—	—	(30)
Equity Earnings (Losses) of Subsidiaries	571	(1)	—	(570)	—
Interest Expense	(41)	(18)	31	—	(28)
Income Taxes	17	(129)	(12)	1	(123)
Cumulative Change in Accounting Principle, net of tax	—	370	—	—	370

Net Income (Loss)	$547	$550	$20	$(570)	$547

For the Quarter Ended March 31, 2003:
Net Cash Provided By (Used In) Operating Activities	$391	$657	$(262)	$(171)	$615
Net Cash (Used In) Provided By Investing Activities	$(202)	$(586)	$291	$132	$(365)
Net Cash (Used In) Provided By Financing Activities	$(181)	$(50)	$(27)	$19	$(239)
As of March 31, 2004:
Current Assets	$1,718	$2,321	$123	$(2,545)	$1,617
Property, Plant and Equipment, net	42	2,769	1,858	(1)	4,668
Investment in Subsidiaries	3,324	754	—	(4,078)	—
Noncurrent Assets	1,268	1,189	52	(1,103)	1,406

Total Assets	$6,352	$7,033	$2,033	$(7,727)	$7,691

Current Liabilities	$402	$3,212	$212	$(2,637)	$1,189
Noncurrent Liabilities	46	542	11	—	599
Note Payable—Affiliated Company	—	—	1,100	(1,100)	—
Long-Term Debt	3,316	—	—	—	3,316
Member's Equity	2,588	3,279	710	(3,990)	2,587

Total Liabilities and Member's Equity	$6,352	$7,033	$2,033	$(7,727)	$7,691

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
As of December 31, 2003:
Current Assets	$2,004	$1,909	$102	$(2,236)	$1,779
Property, Plant and Equipment, net	46	2,723	1,812	—	4,581
Investment in Subsidiaries	3,330	733	—	(4,063)	—
Noncurrent Assets	456	1,113	91	(289)	1,371

Total Assets	$5,836	$6,478	$2,005	$(6,588)	$7,731

Current Liabilities	$370	$2,832	$192	$(2,329)	$1,065
Noncurrent Liabilities	44	373	11	17	445
Note Payable—Affiliated Company	—	—	300	(300)	—
Long-Term Debt	2,816	—	800	—	3,616
Member's Equity	2,606	3,273	702	(3,976)	2,605

Total Liabilities and Member's Equity	$5,836	$6,478	$2,005	$(6,588)	$7,731

Note 16. Subsequent Events

PSE&G

      Electric Base Rate Case

      In July 2003, a summary written order was issued by the BPU in PSE&G's Electric Base Rate Case. In April 2004, PSE&G received a final order that was substantially consistent with the summary written order.

Energy Holdings

      RGE Rate Case

      In April 2004, the Agencia Nacional de Energia Eletrica (ANEEL) granted RGE an annual tariff increase of approximately 15%.

      LDS

      In April 2004, Global sold 6% of its shares in LDS and received cash of approximately $28 million. It is expected that Global will realize a gain of approximately $5 million in the second quarter of 2004 related to the LDS sale.

      Repurchase of Senior Notes

      In April 2004, Energy Holdings repurchased approximately $25 million of its outstanding 7.75% Senior Notes due in April 2007, reducing the amount outstanding to $325 million.

      Lease Termination

      In March 2004, Resources entered an agreement in principle with Midwest Generation LLC, an indirect subsidiary of Edison Mission Energy (EME) to terminate its lease investment in the Collins generating facility in Illinois. In April 2004, Resources closed on the termination of the lease agreement and received gross proceeds of approximately $184 million (approximately $84 million, after-tax) of cash that allowed it to substantially recover its investment in this lease. In connection with the agreement, in the first quarter of 2004 Resources recorded a pre-tax charge of $17 million ($16 million, after-tax) to reduce its carrying value in the Collins lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)

      Following are the significant changes in or additions to information reported in the 2003 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations. This discussion refers to the Condensed Consolidated Financial Statements (Statements) and the related Notes to Condensed Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

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

      As discussed in Note 2. Restatement of Financial Statements of the Notes, the Condensed Consolidated Financial Statements of PSEG and Energy Holdings have been restated for the quarter ended March 31, 2003. The following discussion gives effect to this restatement.

OVERVIEW

      PSEG

      PSEG's business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global LLC (Global) and PSEG Resources LLC (Resources). PSEG's results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings.

      PSEG develops a long-range growth target by building business plans and financial forecasts for each major business (PSE&G, Power, Global and Resources). Key factors, which may influence the performance of each business, such as fuel costs and forward power prices, are also incorporated. Sensitivity analyses are performed on the key variables that drive the businesses' financial results in order to understand the impact of these assumptions on PSEG's projections. Once plans are in place, PSEG management monitors actual results and key variables and updates financial projections to reflect changes in the energy markets, the economy and regional and global conditions. Management believes this monitoring and forecasting process enables it to alter operating and investment plans as conditions change.

      In January 2004, PSEG's Board of Directors approved an increase in the quarterly dividend by $0.01 per share, from $0.54 to $0.55, for the first quarter of 2004. In April 2004, PSEG's Board of Directors declared a quarterly dividend for the second quarter of $0.55 per share. The quarterly increase reflects an indicated annual dividend rate of $2.20 per share. Dividend payments on common stock for the quarter ended March 31, 2004 totaled approximately $130 million.

      PSEG has an average targeted range of 4%-6% for its earnings per share growth rate over the next five years. This target is dependent upon various assumptions, including an increase in capacity prices, which is not expected to occur until the latter part of the planning period. As a result, a substantial portion of the targeted earnings growth is expected to occur in the later years of the planning period. PSEG expects earnings for 2004 of $3.60 to $3.80 per share from continuing operations. Additionally, PSEG expects earnings to be flat in the near-term given the competitiveness of the wholesale markets and current historically low capacity prices. PSEG foresees a return to reasonable earnings growth in the future as capacity prices are expected to improve in the latter part of the planning period. However, given the volatility of the power sector and the uncertainty of investment opportunities, it has become more difficult to accurately predict future results.

      PSEG has implemented steps to reduce business risk at each of the operating companies. The PSE&G electric base rate case was completed in July 2003 and marked the end of the electric deregulation restructuring period. In February 2004, the New Jersey Board of Public Utilities (BPU) approved the results of the State's third annual Basic Generation Service (BGS) auction process and PSE&G secured the electricity requirements for its customers. Additionally, PSE&G's capital expenditures have remained stable at levels needed to continue safe and reliable operations.

      Power participated as a direct bidder in the February 2004 New Jersey BGS auction. The auction process continues to help Power reduce volatility of earnings and cash flow by achieving its objective of entering into load serving contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. An overview of recent events at Power is discussed further below.

      As a direct bidder in the February 2004 New Jersey BGS auction, Power has contracted to directly supply PSE&G with a portion of PSE&G's BGS requirements commencing June 1, 2004. Since the Operating Revenues at Power, or Energy Costs at PSE&G, related to these intercompany transactions will be eliminated in consolidation, PSEG's future Operating Revenues are expected to decrease, with a corresponding decrease in Energy Costs, as compared to prior periods when the majority of these sales and purchases were contracted through third party suppliers and therefore not eliminated in consolidation.

      Energy Holdings continues to limit future investments to existing contractual commitments and seeks to opportunistically monetize investments that may no longer have a strategic fit. An overview of recent events at Energy Holdings is discussed below.

      PSEG continued to take steps to strengthen its balance sheet and enhance its liquidity and credit quality. Power issued a total of $500 million of Senior Notes and repaid $800 million of its subsidiaries' non-recourse debt. PSEG closed on two senior unsecured revolving credit facilities—a $450 million four-year facility for PSEG and a $600 million three-year joint facility for PSEG and Power. The new facilities replaced two 364-day facilities at PSEG and Power thereby increasing PSEG's liquidity and extending their maturities. PSEG expects sufficient future operating cash flows to fund its investments and meet dividend requirements. Over the next five years, PSEG expects to be in an excess cash position and may employ this excess cash to reduce debt over the near term, invest in its businesses, increase dividends or repurchase stock over the long-term.

      PSE&G

      PSE&G operates as an electric and gas public utility, or Electric Distribution Company (EDC), in New Jersey under cost-based regulation by the BPU for its distribution operations and by the Federal Energy Regulatory Commission (FERC) for its electric transmission operations. As such, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies. In July 2003, PSE&G received a summary order from the BPU in its electric base rate case. In April 2004, PSE&G received a final order from the BPU which was substantially consistent with the summary order. The electric rate case decision marked the completion of the four-year transition period in New Jersey's energy market restructuring. The cost of energy supply, for both gas and electricity, is passed through from PSE&G to its customers.

      PSE&G's expected Income from Continuing Operations for 2004 ranges from $320 million to $340 million. To achieve this, PSE&G's goal is to maintain a reasonable rate of return under its regulated rate structure, continue cost containment initiatives and continue recovery of the regulatory assets it has deferred. PSE&G's focus is to maintain system reliability and safety levels while it enhances the operations of its electric and gas transmission and distribution systems.

      In February 2004, the BPU approved the results of the State's third annual BGS auction process and PSE&G successfully secured the electricity requirements for its customer's needs. The process involved two concurrent auctions. One, the Commercial and Industrial Energy Price (CIEP) or Hourly Energy Price (HEP) auction, was to secure sufficient electricity to serve approximately 1,850 large business customers statewide, representing about 2,460 megawatts of load, for a one-year period. PSE&G's tranches were priced at $52.01 per megawatt day. The other, a general Fixed-Price (FP) auction in tranches of one- and three-year periods, was to secure electricity to serve smaller business and all residential customers, representing about 15,500 megawatts of load. All periods begin on June 1, 2004. PSE&G's clearing price for the one-year tranche was $0.05479 per kilowatt-hour. For the three-year tranche, it was $0.05515 per kilowatt-hour.

      Power

      Power is an electric generation and wholesale energy marketing and trading company that is focused on a generation market extending from Maine to the Carolinas and the Atlantic Coast to

Indiana (Super Region). Power's subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T) are FERC regulated public utilities. Through its subsidiaries, Power seeks to balance its generating capacity, fuel requirements and supply obligations through integrated energy marketing and trading, enhance its ability to produce low cost energy through efficient nuclear operations and pursue modest growth in its target market based on market conditions.

      During the first quarter of 2004, Power continued to take steps to strengthen its balance sheet and enhance its credit quality. In March 2004, Power and PSEG closed on a three-year joint senior unsecured revolving credit facility for $600 million. This new facility replaced a $250 million facility and will provide support for commercial paper and other funding needs. In March 2004, Power issued $250 million of 3.75% Senior Notes due 2009 and $250 million of 5.00% Senior Notes due 2014. The net proceeds from the sale of the Senior Notes were added to Power's general funds and used, along with operating funds, to repay $800 million of Power's non-recourse variable-rate debt of certain of Power's subsidiaries.

      Power's expected Income from Continuing Operations for 2004 ranges from $400 million to $450 million. Power's ability to meet its forecasts will be impacted by the oversupply of electric generation capacity and the resulting competition combined with volatile energy prices, increasing coal costs and market conditions. Power's future success as an energy provider depends, in part, on its ability to meet its obligations under its full requirements contracts efficiently and profitably and the continued efficient operation of its low cost nuclear and coal generation facilities.

      Power's objective is to enter into load serving contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. To achieve its objective, Power, as a result of the New Jersey BGS auction in February 2004 contracted to directly supply PSE&G and two other New Jersey EDC with a portion of their BGS requirements commencing June 1, 2004. In addition to the contracts entered into resulting from the BGS auction, Power has entered into firm contracts in Pennsylvania, Connecticut, Maryland and other firm sales and trading positions and commitments, including 10-month and 34-month contracts ending May 31, 2004 and 2006, respectively, to supply energy and capacity to direct suppliers of New Jersey EDCs. Power expects to take advantage of similar opportunities elsewhere in the Super Region.

      Energy Holdings

      Energy Holdings, through Global, owns and operates generation and distribution facilities in international and U.S. markets. The generation plants sell power under long-term agreements, as well as on a merchant basis, while the distribution companies are rate-regulated enterprises. Through Resources, Energy Holdings in an investor in energy-related financial transactions, including leveraged leases, which are expected to produce predictable earnings.

      Energy Holdings continues to limit its capital spending during 2004 to existing contractual commitments and place an emphasis on improved performance of existing businesses. Energy Holdings' expected Income from Continuing Operations for 2004 ranges from $130 million to $150 million. Global's success depends, in part, on its ability to mitigate risks presented by its international strategy, such as the economic and political conditions in certain countries where Global has investments. Global is in a process of an ongoing review of its portfolio and is seeking to opportunistically monetize investments which may no longer have a strategic fit. In keeping with this strategy, Global committed to a plan to sell its investment in Carthage Power Company (CPC), a generating facility in Rades, Tunisia in December 2003. Global expects the sale to be completed in mid-2004. In addition, in April 2004, Global sold a portion of its shares in Luz del Sur (LDS), a power distribution company in Peru, reducing its ownership from 44% to 38%, and received cash proceeds of approximately $28 million. It is expected that Global will realize a gain of approximately $5 million in the second quarter of 2004 related to the LDS sale.

      In February 2004, Global's partner, Harbinger GWF LLC (Harbinger), repurchased a 14.9% interest in GWF Energy LLC (GWF Energy), which owns and operates three peaker plants in California, for approximately $14 million in cash, decreasing Global's interest to 60%. The repurchase resulted in Global realizing an immaterial gain on the transaction.

      Global's investment in India, PPN Power Generating Company Limited's (PPN) output is sold under a long-term Power Purchase Agreement (PPA) with the Tamil Nadu Electricity Board (TNEB). TNEB has not made full payment to PPN for the purchase of energy under the PPA and the past due receivable as of March 31, 2004 was approximately $92 million, of which Global's share is approximately $8 million, net of an $11 million reserve. If TNEB continues to fail to make required payments under the PPA, PPN may have further liquidity problems. On March 26, 2004, PSEG and one of its partners in PPN, El Paso Energy Company, filed a notice of arbitration on behalf of PPN against TNEB under the arbitration clause of the PPA which allows the minority shareholders to protect the rights of PPN where PPN has failed to exercise those rights itself. An adverse outcome to the continuing negotiations could potentially result in an impairment of this investment, which could be material to PSEG's and Energy Holdings' respective results of operations. As of March 31, 2004, Global's total investment exposure in PPN was approximately $41 million.

      Resources has shifted its focus from new investments to maintaining its current investment portfolio to produce predictable cash flows, earnings and related tax benefits while monitoring credit concerns with respect to certain lessees in its portfolio. In March 2004, Resources entered an agreement in principle with Midwest Generation LLC, an indirect subsidiary of Edison Mission Energy (EME) to terminate its lease investment in the Collins generating facility in Illinois. In April 2004, Resources closed on the termination of the lease agreement and received gross proceeds of approximately $184 million (approximately $84 million, after-tax) of cash that allowed it to substantially recover its investment in this lease. Recovered amounts are not expected to be reinvested within Resources. In connection with the agreement, in the first quarter of 2004 Resources recorded a pre-tax charge of $17 million ($16 million, after-tax) to reduce its carrying value in the Collins lease. This transaction also strengthens the credit quality of Resources' remaining exposure to EME, with which it has a lease investment involving Powerton and Joliet, two other Illinois generating facilities also operated by Midwest Generation LLC.

RESULTS OF OPERATIONS

      The results for PSEG, PSE&G, Power and Energy Holdings for the quarter ended March 31, 2004 and 2003 are presented below:

	Earnings (Losses)		Contribution to Earnings Per Share (Diluted)
	Quarters Ended March 31,		Quarters Ended March 31,
	2004	2003	2004	2003
	(Millions)
Power	$109	$177	$0.46	$0.78
PSE&G	125	101	0.52	0.44
Energy Holdings:
Resources	1	13	—	0.05
Global	49	50	0.21	0.20
Other (A)	(2)	(2)	—	—
Other (B)	(11)	(15)	(0.05)	(0.04)

Income from Continuing Operations	271	324	1.14	1.43
Loss from Discontinued Operations, including Loss on Disposal (C)	—	(13)	—	(0.06)
Cumulative Effect of a Change in Accounting Principle (D)	—	370	—	1.64

PSEG Net Income	$271	$681	$1.14	$3.01

(A)	Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.
(footnotes continued on next page)

(footnotes continued from previous page)
(B)	Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include preferred securities dividends requirements for PSE&G and Energy Holdings, interest on certain financing transactions and certain other administrative and general expenses at PSEG (as parent company).
(C)	Includes Discontinued Operations of CPC and PSEG Energy Technologies Inc. (Energy Technologies) in 2003. See Note 5. Discontinued Operations of the Notes.
(D)	Relates to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Asset Retirement Obligations” (SFAS 143) in 2003. See Note 3. Recent Accounting Standards and Note 4. Adoption of SFAS 143 of the Notes.

      The decrease in Income from Continuing Operations for the quarter ended March 31, 2004, as compared to the same period in 2003 was primarily due to lower earnings at Power and Resources resulting from reduced revenues in the current period, partially offset by improved earnings at PSE&G relating to increased electric base rates and seasonality in those rates as a result of the electric base rate case.

      Included in PSEG's Net Income for the quarter ended March 31, 2003 was an after-tax benefit in the amount of $370 million related to the adoption of SFAS 143 on January 1, 2003. This benefit was due mainly to the required remeasurement of Power's nuclear and fossil decommissioning obligations.

      Also contributing to the change in Net Income was a decrease in Energy Holdings' Loss from Discontinued Operations of $13 million after-tax for the quarter ended March 31, 2004, as compared to the same period in 2003.

PSEG

      Operating Revenues

      For the quarter ended March 31, 2004, Operating Revenues decreased by $67 million or 2%, as compared to the same period in 2003, due to a decrease in Operating Revenues from Power of $138 million mainly related to lower generating revenues resulting from the loss of Market Transition Charge (MTC) revenues and decreased load being served under the fixed-priced BGS contracts combined with decreases related to its trading activities offset by an increase in gas supply revenues due primarily to higher gas prices primarily related to the Basic Gas Supply Service (BGSS) contract. The decrease was partially offset by a $34 million increase in PSE&G's Operating Revenues due primarily to increased prices relating to increased electric base rates and a $23 million increase in Energy Holdings' Operating Revenues relating to higher revenues from Global's generation projects.

      Operating Expenses

      Energy Costs

      For the quarter ended March 31, 2004, Energy Costs decreased approximately $130 million or 7%, as compared to the same period in 2003, due primarily to decreases at PSE&G and Power discussed further below.

      Operation and Maintenance

      For the quarter ended March 31, 2004, Operation and Maintenance expense increased $27 million or 5%, as compared to the same period in 2003, due primarily to a $28 million increase at Power resulting from scheduled outage work at electric generation stations of $20 million and increased co-owner billings of $8 million at certain of its jointly-owned facilities.

      Depreciation and Amortization

      For the quarter ended March 31, 2004, Depreciation and Amortization increased by $73 million or 74%, as compared to the same period in 2003. The increase was primarily due to a $61 million increase at PSE&G, as discussed further below.

      Income from Equity Method Investments

      For the quarter ended March 31, 2004, Income from Equity Method Investments increased by $8 million or 40% from the comparable period in 2003, all of which related to Energy Holdings, as discussed further below.

      Other Income

      For the quarter ended March 31, 2004, Other Income decreased by $24 million or 41% as compared to the quarter ended March 31, 2003, primarily due to a $9 million decrease at Power and a $7 million decrease at PSE&G. Power's decrease was primarily due to lower realized gains and income related to its Nuclear Decommissioning Trust (NDT) Fund. PSE&G's decrease was primarily due to decreased gains on the disposal of various transmission properties.

      Other Deductions

      For the quarter ended March 31, 2004, Other Deductions decreased by $20 million or 47% as compared to the quarter ended March 31, 2003, due primarily to $17 million of lower realized losses related to Power's NDT Fund.

      Interest Expense

      For the quarter ended March 31, 2004, Interest Expense increased by $25 million or 13%, as compared to the quarter ended March 31, 2003, due primarily to a $13 million and $15 million increase at Power and Energy Holdings, respectively, as discussed below.

      Loss from Discontinued Operations

      For the quarter ended March 31, 2003, Energy Holdings recorded a Loss from Discontinued Operations of $13 million, after-tax, as detailed further below under Energy Holdings.

      Cumulative Effect of a Change in Accounting Principle

      For the quarter ended March 31, 2003, Power recorded a $370 million, after-tax, benefit relating to the adoption of SFAS 143. For additional information, see Note 4. Adoption of SFAS 143 of the Notes.

PSE&G

      Operating Revenues

      PSE&G's Operating Revenues increased $34 million, or 2%, for the first quarter 2004, as compared to the first quarter 2003, due to a $44 million increase in electric revenues partially offset by a $10 million decrease in gas revenues. PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and the PJM Interconnection (PJM); delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services.

      PSE&G makes no margin on commodity sales as the costs are recovered from customers with deferred accounting for the difference between cost and revenue. Total commodity volumes and revenues are subject to weather and market factors.

      The $44 million increase in electric revenues resulted from a $116 million increase due primarily to changes in commodity pricing which is driven by the annual BGS auction process, fluctuations in PJM market pricing and the base rate increase which took effect on August 1, 2003. Electric commodity prices were up 9% in the first quarter of 2004, as compared to the first quarter of 2003. The increase related to price changes was partially offset by $72 million in lower sales volumes. While distribution sales volumes were higher by 3%, BGS volumes were down 19% primarily due to large customers switching to third party suppliers due to the BPU's addition of a retail adder to BGS prices in August 2003.

      The $10 million decrease in gas revenues is primarily related to a 14% decline in volumes, which reduced revenues $84 million. This decrease was partially offset by $74 million from increased prices for gas. Gas commodity prices fluctuate monthly for commercial and industrial customers and annually through the BGSS tariff for residential customers. In addition, for residential customers, PSE&G has the ability to adjust BGSS rates upward two additional times and downward at any time, if warranted.

      The BGS and base rate changes that took effect in August 2003 maintained the overall revenue seasonality for residential customers but significantly increased the summer-winter differential for commercial and industrial customer classes. Residential rates increased about the same amount year round while virtually all of the increases for the commercial and industrial classes occurred in the summer months. As a result of the net changes in seasonality of base rates among the customer classes, the impact of the $160 million annual base rate increase is only $15 million for the quarter ended March 31, 2004, as compared to the same period in the prior year.

      Operating Expenses

      Energy Costs

      For the quarter ended March 31, 2004, Energy Costs decreased $88 million or 6%, as compared to the quarter ended March 31, 2003. Energy Costs represent the cost of electric and gas purchases necessary to meet customer load. The difference between energy costs incurred and associated energy revenues is deferred for future collection or refund to customers.

      Electric costs decreased $66 million or 11% for the quarter ended March 31, 2004, as compared to 2003. The decrease was primarily caused by $103 million in lower costs due to lower BGS and non-utility generation (NUG) volumes offset by $36 million in higher prices for BGS and NUG purchases.

      Gas costs decreased $22 million or 2% for the quarter ended March 31, 2004, as compared to the same period in 2003. The decrease was caused by a $125 million or a 14% decrease in sales volumes, partially offset by a $103 million or 15% increase in the price of gas.

      Operation and Maintenance

      Operation and Maintenance expense decreased $8 million or 3% for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, primarily due to lower labor and fringe benefit costs of $6 million. These were a result of reduced staffing and lower pension costs due to better fund performance in 2003 and were offset by higher benefit costs. Lower bad debt expense of $2 million, as a result of lower winter gas sales spending, also contributed to the decrease.

      Depreciation and Amortization

      Depreciation and Amortization increased $61 million or 92% for the quarter ended March 31, 2004, as compared to the same period in 2003. This was due primarily to an increase related to a $57 million reduction in amortization of an excess electric distribution depreciation reserve regulatory liability and a $9 million increase in the amortization of various regulatory assets. These increases were offset by a $7 million decrease from the use of a lower book depreciation rate for electric distribution plants, which took effect in August 2003 with the conclusion of the electric base rate case.

      Other Income

      Other Income decreased $7 million or 70% for the quarter ended March 31, 2004, as compared to the same period in 2003, primarily due to a decrease in gains on property sales of $11 million.

      Income Tax Expense

      Income Tax Expense increased by $38 million or 68% for the quarter ended March 31, 2004, as compared the same period in 2003, due primarily to increases in pre-tax income offset by increased tax benefits primarily attributable to the excess depreciation reserve adjustment in 2003.

Power

      Operating Revenues

      Power's Operating Revenues decreased $138 million or 8% for the quarter ended March 31, 2004, as compared to the first quarter of 2003, due to decreased generation revenues of approximately $204 million, primarily related to the loss of MTC revenues in 2004, which amounted to approximately $48 million in the first quarter of 2003, and decreased load being served under the fixed-priced BGS contracts and the change to seasonal rates. Also contributing to the decrease for the quarter was a $21 million decrease related to its trading activities. These decreases were partially offset by an increase in gas supply revenues of approximately $87 million due primarily to higher gas prices related to the BGSS contract.

      Operating Expenses

      Energy Costs

      Energy Costs represent the cost of generation, which includes fuel purchases for generation, as well as purchased energy in the market and gas purchases to meet Power's obligation under its BGSS contract with PSE&G. For the quarter ended March 31, 2004, Energy Costs decreased $67 million or 5%, as compared to the same period in 2003, due primarily to a $134 million decline in costs related to the BGS contracts. Gas costs increased by $67 million primarily related to the BGSS contract due to increased prices partially offset by decreased volume mainly due to a warmer 2004 first quarter compared to 2003.

      Operation and Maintenance

      For the quarter ended March 31, 2004, Operation and Maintenance expense increased $28 million or 14%, as compared to the quarter ended March 31, 2003, due primarily to scheduled outage work at electric generation stations of $20 million and increased co-owner billings of $8 million related to Power's jointly-owned facilities.

      Depreciation and Amortization

      Depreciation and Amortization increased $4 million or 17% for the first quarter of 2004, as compared to the first quarter of 2003, primarily related to the Waterford facility being placed into service in August 2003.

      Other Income

      For the quarter ended March 31, 2004, Other Income decreased $9 million or 20%, as compared to the quarter ended March 31, 2003, due primarily to lower realized gains and income related to the NDT Fund.

      Other Deductions

      For the quarter ended March 31, 2004, Other Deductions decreased $10 million or 33%, as compared to the quarter ended March 31, 2003, due primarily to lower realized losses related to the NDT Fund of $17 million offset by a $7 million write-off of unamortized issuance costs related to the extinguishment of project financing related to Power's Midwest facilities.

      Interest Expense

      For the quarter ended March 31, 2004, Interest Expense increased $13 million or 46%, as compared to the quarter ended March 31, 2003. The increase was due to new long-term debt financing of $300 million in December 2003, early settlement of an interest rate swap related to the extinguishment of project financing related to Power's Midwest facilities and interest related to an intercompany advance.

      Income Tax Expense

      For the quarter ended March 31, 2004, Income Tax Expense decreased $47 million or 38%, as compared to the quarter ended March 31, 2003, due primarily to lower pre-tax income.

Energy Holdings

      Operating Revenues

      For the quarter ended March 31, 2004, Energy Holdings' Operating Revenues increased by $23 million or 12% from the comparable quarter in 2003. The increase was due to higher electric generation and distribution revenues at Global of $18 million and $15 million, respectively. Partially offsetting this increase was lower revenue at Resources of $13 million.

      Global

      For the quarter ended March 31, 2004, Global's Operating Revenues increased by $38 million or 28% from the comparable period in 2003. Contributing to the increase was a $16 million increase from Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO) due to the new generation facility in Poland being placed in service in the fourth quarter of 2003. Also contributing the the increase was $16 million from Dhofar Power Company (Salalah), a generation facility in Oman, which began commercial operation in May 2003 and increased revenue of $13 million at SAESA. The increase in revenues at SAESA is partly due to favorable foreign currency exchange rates from the comparable period in 2003 which contributed $7 million, as well as higher volume of energy sales which contributed $6 million. Partially offsetting the increases was the fact that GWF Energy LLC (GWF Energy), a generation facility in California, was accounted for under the equity method of accounting in the first quarter of 2004, as compared to the first quarter of 2003, when GWF Energy was consolidated and $9 million was included in Operating Revenues.

      Resources

      For the quarter ended March 31, 2004, Resources' Operating Revenues decreased by $13 million or 25% from the comparable period in 2003. The decrease was primarily related to a $17 million reserve recorded for the termination of the Collins lease per the agreement in principle signed with Midwest Generation LLC in March 2004. This was partially offset by a gain on the early termination of two airplane leases and other items held within the leveraged buyout funds.

      Operating Expenses

      For the quarter ended March 31, 2004, Energy Holdings' Operating Expenses increased $30 million or 38% from the comparable period in 2003. This increase was primarily due to increases in operating expenses of $9 million, $8 million and $7 million from ELCHO, SAESA, and Salalah, respectively.

      Income from Equity Method Investments

      For the quarter ended March 31, 2004, Energy Holdings' Income from Equity Method Investments increased by $8 million or 40% from the comparable period in 2003. This increase was driven by $4 million from GWF Energy, which is accounted for under the equity method of accounting in the first quarter 2004 compared to being consolidated in the first quarter 2003. Also contributing to the increase was $2 million from Rio Grande Energia S.A. (RGE) a distribution company in Brazil and $2 million from Global's investment in Meiya Power Company Limited (MPC).

      Other Income

      For the quarter ended March 31, 2004, Energy Holdings' Other Income decreased by $3 million from the comparable period in 2003. The decrease is due primarily to the absence of foreign currency transaction gains.

      Other Deductions

      For the quarter ended March 31, 2004, Energy Holdings' Other Deductions decreased by $3 million from the comparable period in 2003, due primarily to changes in fair value relating to its derivative instruments.

      Interest Expense

      For the quarter ended March 31, 2004, Energy Holdings' Interest Expense increased by $15 million or 31% from the comparable period in 2003. This increase is due to an increase in recourse debt at Energy Holdings and non-recourse debt at the project level with higher interest rates, offset in part by the repayment of debt at Energy Holdings during 2003 that had lower interest rates.

Loss from Discontinued Operations

      CPC

      Global has a 60% ownership interest in CPC, which owns and operates the Rades Power Plant, an electric generation facility located in Tunisia. In December 2003, Global entered into a purchase and sale agreement related to its majority interest in CPC for approximately $43 million, plus interest. Global has reduced its carrying amount of CPC to its fair value less cost to sell and recorded a loss on disposal for the year ended December 31, 2003 of $23 million (after-tax). During 2004, Global further reduced the carrying value of CPC to its fair value less cost to sell and recorded an additional estimated loss on disposal of $2 million (after-tax) for the quarter ended March 31, 2004. The results of operations for these Discontinued Operations for the quarters ended March 31, 2004 and 2003 yielded after-tax income of $2 million and $1 million, respectively. See Note 5. Discontinued Operations of the Notes.

      Energy Technologies

      In September 2003, Energy Holdings completed the sale of the remaining companies of Energy Technologies. For the quarter ended March 31, 2003, Energy Technologies recorded a loss on disposal of $8 million (after-tax). The results of operations of these Discontinued Operations for the quarter ended March 31, 2003 yielded after-tax losses of $6 million. See Note 5. Discontinued Operations of the Notes.

Other

      To supplement the Condensed Consolidated Financial Statements presented in accordance with GAAP, PSEG and Energy Holdings use the non-GAAP measure of Earnings Before Interest and Taxes (EBIT).

      PSEG's and Energy Holdings' management reviews EBIT internally to evaluate the performance and manage operations and believe that the inclusion of this non-GAAP financial measure provides consistent and comparable measures to help shareholders understand current and future operating results. PSEG and Energy Holdings urge shareholders to carefully review the GAAP financial information included as part of this Quarterly Report.

      Global

      The following table summarizes Global's Capital at Risk, net contributions to EBIT, Non-Recourse Interest and Distributions in the following regions for the quarters ended March 31, 2004 and 2003.

			For the Quarters Ended March 31,
	Total Capital at Risk as of (A)		Earnings Before Interest and Taxes (EBIT)(B)		Non-Recourse Interest(C)
	March 31, 2004	December 31, 2003	2004	2003	2004	2003
	(Millions)
Region
North America	$399	$424	$51	$59	$—	$—
Latin America	1,573	1,575	33	27	8	7
Asia Pacific	185	180	3	2	—	—
Europe	284	309	13	4	8	—
India and Oman	95	91	7	—	5	—

Total	$2,536	$2,579	$107	$92	$21	$7

Total Global EBIT			$107	$92
Interest Expense			(38)	(26)
Income Taxes			(18)	(11)
Minority Interest			(2)	(5)

Income from Continuing Operations			$49	$50

(A)	Total Capital at Risk includes Global's gross investments, net of equity adjustments, non-recourse debt at the project level and including equity commitment guarantees.
(B)	Includes Global's share of net earnings, including Interest Expense and Income Taxes, for investments accounted for under the equity method of accounting.
(C)	Non-recourse interest is interest expense paid on debt that is non-recourse to Global.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

      PSEG

      PSEG's operating cash flow increased approximately $309 million for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due primarily to increases of $14 million at PSEG, $201 million at PSE&G and $139 million at Energy Holdings, offset by a $45 million decrease at Power.

      PSE&G

      PSE&G's operating cash flow increased approximately $201 million for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due higher revenues and increased collections from customers.

      Power

      Power's operating cash flow decreased approximately $45 million for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due primarily to decreased income from continuing operations.

      Energy Holdings

      Energy Holdings' operating cash flow increased approximately $139 million for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due primarily to the absence in the first quarter 2004 of a tax payment of $115 million made in the first quarter of 2003 related to two leveraged lease transactions at Resources that were terminated with affiliates of TXU-Europe.

Common Stock Dividends

      PSEG

      Dividend payments on common stock for the quarters ended March 31, 2004 and 2003 were $0.55 and $0.54 per share, respectively, and totaled approximately $130 million and $122 million, respectively. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternative investment opportunities and other factors.

Debt Covenants

      PSEG, PSE&G, Power and Energy Holdings

      PSEG's, PSE&G's, Power's and Energy Holdings' respective credit agreements generally contain customary provisions under which the lenders could refuse to continue to advance funds under credit agreements in the event of a material adverse change in the borrower's business or financial condition.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure. The debt underlying the trust preferred securities of PSEG, which is presented in Long-Term Debt in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIEs)” (FIN 46R), is not included as debt when calculating these ratios, as provided for in the various credit agreements.

      PSEG

      Financial covenants contained in PSEG's credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 70.0%. As of March 31, 2004, PSEG's ratio of debt to capitalization (as defined above) was 57.8%. PSEG expects to continue to be able to meet the financial covenants necessary to maintain its credit ratings.

      PSE&G

      Financial covenants contained in PSE&G's credit facilities include a ratio of long-term debt (excluding securitization debt and long-term debt maturing within one year) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of March 31, 2004, PSE&G's ratio of long-term debt to total capitalization (as defined above) was 53.3%.

      In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1, and/or against retired Mortgage Bonds. As of March 31, 2004, PSE&G's Mortgage coverage ratio was 3:1.

      PSEG and Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization for each specific borrower. For PSEG, the covenant described above in PSEG is applicable. For Power, a debt (excluding non-recourse project financings and including loans, certain letters of credit and similar instruments) to total capitalization, adjusted for the Basis Adjustment (see Condensed Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not exceed 65.0%. As of March 31, 2004, Power's ratio of debt to capitalization (as defined above) was 49.3%.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of Senior Notes which contain financial covenants that include debt incurrence tests consisting of a debt service coverage test and a ratio of consolidated recourse indebtedness to recourse capitalization test. These covenants require that Energy Holdings will not incur additional consolidated recourse indebtedness, other than certain permitted indebtedness, unless, on a pro forma basis, giving effect to the incurrence of the additional consolidated recourse indebtedness: (i) the debt service coverage ratio would be at least 2:1; and (ii) the ratio of consolidated recourse indebtedness to recourse capitalization would not exceed 60%. Certain permitted indebtedness, such as permitted refinancings and borrowings are excluded from the requirements under this debt incurrence test. The provisions of the Senior Notes also restrict Energy Holdings from selling assets with a net book value greater than 10% of its assets in any four consecutive quarters, unless the proceeds are used to reduce debt of Energy Holdings or its subsidiaries or are retained by Energy Holdings.

      Energy Holdings entered into a $200 million three-year bank revolving credit agreement in October 2003 with a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges shall not be less than 1.75. As of March 31, 2004, Energy Holdings' coverage of this covenant was 2.65. Additionally, Energy Holdings must maintain a ratio of net debt to EBITDA shall not be greater than 5.25. As of March 31, 2004, Energy Holdings' ratio under this covenant was 3.87. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings' membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings during any 12-month period must be used to repay any outstanding amounts under the credit agreement. Cash proceeds in excess of 10% of total assets of Energy Holdings during any 12-month period must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

      Energy Holdings has been informed that its indirect subsidiary, CPC, has incurred a non-payment-related default under its non-recourse project financing. There are no cross-defaults associated with this technical default. CPC is seeking a waiver and although no acceleration of the approximately $160 million of outstanding project debt is expected, no assurances can be given.

Credit Ratings

      PSEG, PSE&G, Power and Energy Holdings

      The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies. Any downward revision or withdrawal may adversely affect the market price of PSEG's, PSE&G's, Power's and Energy Holdings' securities and serve to increase those companies' cost of capital and limit their access to capital. All ratings have a stable outlook unless otherwise noted. (N) denotes a negative outlook. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies' ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

      The financial objectives for PSEG include improving the credit ratings for each of PSEG, PSE&G and Power and maintaining or improving the credit rating for Energy Holdings. To accomplish this, PSEG expects to improve its funds from operations and interest coverage ratios and continue to lower its leverage ratio over the planning period. Failure to meet these targets could lead to a lower credit rating.

      On March 26, 2004, Fitch Ratings (Fitch) affirmed a BBB+ rating to Power's $500 million offering of five- and ten-year Senior Notes and Moody's Investors Service (Moody's) and Standard & Poor's (S&P) affirmed Power's corporate credit rating. On April 12, 2004, Fitch downgraded Energy Holdings' Senior Notes rating from BBB- to BB, with a negative outlook. The current ratings of securities of PSEG and its subsidiaries are shown below:

	Moody's (A)	S&P (B)	Fitch (C)
PSEG:
Preferred Securities	Baa3(N)	BB+	BBB(N)
Commercial Paper	P2(N)	A2	Not Rated
PSE&G:
Mortgage Bonds	A3	A-	A(N)
Preferred Securities(D)	Baa3	BB+	BBB+(N)
Commercial Paper	P2	A2	F1
Power:
Senior Notes	Baa1	BBB	BBB+
Energy Holdings:
Senior Notes	Ba3(N)	BB-	BB(N)

(A)	Moody's ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.
(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.
(D)	Rating for PSE&G Cumulative Preferred Stock without Mandatory Redemption.

Short-Term Liquidity

      PSEG, PSE&G, Power and Energy Holdings

      As of March 31, 2004, PSEG and its subsidiaries had a total of approximately $2.3 billion of committed credit facilities with approximately $1.9 billion of available liquidity under these facilities, supplemented by cash investments of approximately $286 million. In addition to this amount, PSEG and PSE&G have access to certain uncommitted credit facilities. Neither PSEG nor PSE&G had any loans outstanding under these facilities as of March 31, 2004. Each facility is restricted to availability and use to the specific companies as listed below.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of 3/31/2004		Available Liquidity as of 3/31/2004
	(Millions)
PSEG:
4-year Credit Facility	April 2008	$450	Commercial Paper (CP) Support/ Funding/ Letters of Credit	$290		$160
5-year Credit Facility	March 2005	$280	CP Support	$—		$280
3-year Credit Facility	December 2005	$350	CP Support/ Funding/ Letters of Credit	$50	(B)	$300
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
PSE&G:
364-day Credit Facility	June 2004(C)	$200	CP Support	$—		$200
3-year Credit Facility	June 2005	$200	CP Support	$—		$200
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
PSEG and Power:
3-year Credit Facility(A)	April 2007	$600	CP Support/ Funding/ Letters of Credit	$40	(B)	$560
Power:
3-year Credit Facility	August 2005	$25	Funding/ Letters of Credit	$18	(B)	$7
Energy Holdings:
3-year Credit Facility	October 2006	$200	Funding/ Letters of Credit	$49	(B)	$151

(A)	PSEG/Power co-borrower facility.
(B)	These amounts relate to letters of credit outstanding.
(C)	Expected to be extended.

Energy Holdings

      As of March 31, 2004, in addition to amounts outstanding under Energy Holdings' credit facilities shown in the above table, subsidiaries of Global had $28 million of non-recourse short-term financing at the project level. As of March 31, 2004, Energy Holdings had loaned $64 million of excess cash to PSEG.

      Power

      As of March 31, 2004, in addition to amounts outstanding under Power's credit facilities shown in the above table, Power had loaned $213 million of excess cash to PSEG.

External Financings

      PSEG

      Since 2002, PSEG has been issuing shares of its common stock under its Dividend Reinvestment Program and Employee Stock Purchase Plan, rather than purchasing shares on the open market. During the quarter ended March 31, 2004, PSEG issued approximately 450,000 shares for approximately $21 million pursuant to these plans.

      PSE&G

      In March 2004, PSE&G Transition Funding LLC repaid approximately $32 million of its transition bonds.

      Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009 and $250 million of 5.00% Senior Notes due April 2014. The net proceeds of $488 million, together with available cash, were used to fund the repayment of $800 million of project finance debt of certain of Power's subsidiaries.

      Energy Holdings

      In February 2004, Energy Holdings repaid $267 million of its 9.125% Senior Notes at maturity, utilizing cash on hand.

      In February 2004, Energy Holdings redeemed $75 million of preference units to PSEG.

      In April 2004, Energy Holdings repurchased approximately $25 million of its 7.75% Senior Notes due in April 2007, reducing the aggregate amount outstanding to $325 million.

Other Comprehensive Loss

      PSEG, Power and Energy Holdings

      For the quarter ended March 31, 2004, PSEG, Power and Energy Holdings had Other Comprehensive Losses of $182 million, $127 million and $49 million, respectively, due primarily to net unrealized losses on derivatives accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), unrealized gains and losses in the NDT Fund at Power and foreign currency translation adjustments and unrealized gains and losses on various derivative transactions at Energy Holdings.

CAPITAL REQUIREMENTS

PSEG, PSE&G, Power and Energy Holdings

      It is expected that the majority of funding for capital requirements of PSE&G, Power and Energy Holdings will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not expect to contribute any additional equity to Energy Holdings. Except as noted below, projected construction and investment expenditures for PSEG, PSE&G, Power and Energy Holdings are consistent with amounts disclosed in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2003.

      PSE&G

      During the quarter ended March 31, 2004, PSE&G had net plant additions of $75 million related to improvements in its transmission and distribution system, gas system and common facilities.

      Power

      During the quarter ended March 31, 2004, Power made approximately $147 million of capital expenditures, primarily related to developing the Lawrenceburg and Bethlehem generating stations and adding capacity to the Linden generating station.

      Energy Holdings

      During the quarter ended March 31, 2004, Energy Holdings made approximately $15 million of capital expenditures, primarily related to capital requirements of consolidated subsidiaries financed from internally generated cash flow within the projects, or from local sources on a non-recourse basis. For 2004, Energy Holdings has revised its total projected construction and investment expenditures to be approximately $75 million. The increase in expected capital expenditures for 2004 is primarily due to minor capital projects at certain of Global's subsidiaries, including a 45 MW generation project at SAESA, that are expected to be financed locally on a non-recourse basis or through internally generated cash flows.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG's, PSE&G's, Power's and Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes. It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings use a Risk Management Committee (RMC) comprised of executive officers that utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

      Additionally, PSEG, PSE&G, Power and Energy Holdings are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG and its subsidiaries' financial condition, results of operations or net cash flows.

      Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2003.

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

      Power's derivative contracts are accounted for under SFAS 133, its amendments and related guidance. Most non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and/or SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). Changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

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

VaR Models

      Power

      Power uses value-at-risk (VaR) models to assess the market risk of its commodity businesses. The portfolio VaR model for Power includes its owned generation and physical contracts, as well as fixed price sales requirements, load requirements and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power estimates VaR across its commodity businesses.

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around the differential between generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and other non-trading activities that receive mark-to-market accounting treatment. With this filing, Power will begin reporting the VaR on all contracts that are marked to market for both trading and non-trading purposes rather than reporting its portfolio VaR.

      The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the mark-to-market trading and non-trading activities and a 95% two-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

      As of March 31, 2004, trading VaR was approximately $1 million, compared to the December 31, 2003 level of $2 million. The portfolio VaR was approximately $22 million on March 31, 2004, compared to the December 31, 2003 level of $18 million.

For the Quarter Ended March 31, 2004	Trading VaR (A)	Non-Trading MTM VaR (A)
	(Millions)
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$1	$1
Average for the Period	$2	$2
High	$3	$4
Low	$1	$1
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$2	$2
Average for the Period	$3	$4
High	$4	$7
Low	$2	$2

(A)	The VaR models are augmented to account for the fact that the natural log of energy-related commodity prices, especially emissions and capacity are not normally distributed. Energy commodity price distributions have a higher frequency of extreme events than would be predicted by a normal distribution.

Other Supplemental Information Regarding Market Risk

      PSEG and Power

      The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry's Committee of Chief Risk Officers. For additional information, see Note 8. Risk Management of the Notes.

      The following table describes the drivers of Power's energy trading and marketing activities and operating revenues included in its Condensed Consolidated Statements of Operations for the quarter ended March 31, 2004. Normal operations and hedging activities represent the marketing of electricity available from Power's owned or contracted generation sold into the wholesale market. As the information in this table highlights, mark-to-market activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended March 31, 2004

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)
Mark-to-Market Activities:
Unrealized Mark-to-Market Gains
Changes in Fair Value of Open Positions	$1	$5	$6
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	1	9	10

Total Change in Unrealized Fair Value	2	14	16
Realized Net Settlement of Transactions Subject to Mark-to-Market	(1)	(9)	(10)
Broker Fees and Other Related Expenses	—	(2)	(2)

Net Mark-to-Market Gains	1	3	4
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	1,688	—	1,688

Total Operating Revenues	$1,689	$3	$1,692

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions (ABT) and hedging activities, but excludes owned and contracted generation assets.

      The following table indicates Power's energy trading assets and liabilities, as well as Power's hedging activity related to asset backed transactions and derivative instruments that qualify for hedge accounting under SFAS 133, its amendments and related guidance. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to offset and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Condensed Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of March 31, 2004

	Normal Operations and Hedging	Trading	Total
	(Millions)
Mark-to-Market Energy Assets
Current Assets	$22	$146	$168
Noncurrent Assets	6	34	40

Total Mark-to-Market Energy Assets	$28	$180	$208

Mark-to-Market Energy Liabilities
Current Liabilities	$(125)	$(133)	$(258)
Noncurrent Liabilities	(131)	(31)	(162)

Total Mark-to-Market Current Liabilities	$(256)	$(164)	$(420)

Total Mark-to-Market Energy Contract Net (Liabilities) Assets	$(228)	$16	$(212)

      The following table presents the maturity of net fair value of mark-to-market energy trading contracts.

Maturity of Net Fair Value of Mark-to-Market Energy Trading Contracts
As of March 31, 2004

	Maturities within
	2004	2005	2006	2007-2008	Total
	(Millions)
Trading	$6	$13	$(2)	$(1)	$16
Normal Operations and Hedging	(62)	(97)	(22)	(47)	(228)

Total Net Unrealized Losses on Mark-to-Market Contracts	$(56)	$(84)	$(24)	$(48)	$(212)

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

PSEG, Power and Energy Holdings

      The following table identifies losses on cash flow hedges that are currently in Accumulated OCI, a separate component of equity. Power uses forward sale and purchase contracts, swaps and FTRs contracts to hedge forecasted energy sales from its generation stations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. Affiliates of Energy Holdings purchase forward-exchange contracts as hedges of anticipated payments to contractors for projects under construction. These contracts are designed to hedge against the risk that the future cash payments will be adversely affected by changes in foreign currency rates. The table also provides an estimate of the losses that are expected to be reclassified from Accumulated OCI to earnings over the next twelve months.

Cash Flow Hedges Included in Accumulated OCI
As of March 31, 2004

	Accumulated OCI	Portion Expected to be Reclassified in next 12 months
	(Millions)
Cash Flow Hedges Included in Accumulated OCI
Commodities	$(142)	$(65)
Interest Rates	(96)	(28)
Foreign Currency	—	—

Net Cash Flow Hedge Loss Included in Accumulated OCI	$(238)	$(93)

      Power

      Credit Risk

      Counterparties expose Power to credit losses in the event of non-performance or non-payment. Power has a credit management process which is used to assess, monitor and mitigate counterparty exposure for Power and its subsidiaries. Power's counterparty credit limits are based on a variety of factors, including credit ratings, leverage, liquidity, profitability and risk management capabilities. Power has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Power's exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty.

      The following table provides information on Power's credit exposure, net of collateral, as of March 31, 2004. Credit exposure, in the table below, is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of March 31, 2004

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10% (A)	Net Exposure of Counterparties >10% (A)
		(Millions)			(Millions)
Investment Grade—External Rating	$399	$30	$384	1	$195
Non-Investment Grade—External Rating	24	5	21	—	—
Investment Grade—No External Rating	21	—	21	—	—
Non-Investment Grade—No External Rating	36	—	36	—	—

Total	$480	$35	$462	1	$195

(A)	Represents exposure with PSE&G.

      The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure. As of March 31, 2004, Power's trading operations had over 161 active counterparties.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company by others within those entities. PSEG, PSE&G, Power and Energy Holdings have established a Disclosure Committee, which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer of each company, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of the end of the reporting period and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing such reasonable assurance during the period covered in these quarterly reports.

Internal Controls

      PSEG and Energy Holdings

      During the quarter ended March 31, 2004, Management implemented changes to its internal controls to correct the identified deficiencies related to the restatements reported in the 2003 Annual Report on Form 10-K. These changes, which were effective March 1, 2004, include centralization of accounting processes to provide additional resources and reviews, the addition of key positions and standardization of reconciliations and review documentation. These matters were reviewed by management, the independent accountants and the Audit Committee.

      PSE&G and Power

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the most recent quarter. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and that only reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, can be given.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain information reported under Item 3 of Part I of the 2003 Annual Report on Form 10-K is updated below.

      See information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)	Page 27. (Power) Protest filed on October 27, 1997 and refiled on January 24, 2003 by Old Dominion Electric Cooperative (ODEC) at FERC against Power, Docket Nos. EL98-6-001 and EL03-45-000.
(2)	Page 29. (PSE&G and Power) Investigation Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.
(3)	Page 30. (PSE&G and Power) PSE&G's MGP Remediation Program instituted by NJDEP's Coal Gasification Facility Sites letter dated March 25, 1988.
(4)	Page 33. (PSE&G and Power) Filing of Complaint by Nuclear against the DOE on September 26, 2001 in the U.S. Court of Federal Claims, Docket No. 01-551C seeking damages caused by the DOE's failure to take possession of spent nuclear fuel. The Complaint was amended to include PSE&G interests as a prior owner in interest.
(5)	Page 34. (PSE&G) Purported class action law suit against PSE&G demanding the utility move or shield gas meters located in allegedly dangerous locations, Docket No. GO03080640.
(6)	Page 35. (Energy Holdings) Peru's Internal Revenue Agency's (SUNAT) claim for past due taxes at Luz de Sur (LDS), Resolution No. 0150150000030, dated July 10, 2003.
(7)	Page 45. (Energy Holdings) Global's rate case in Brazil for Rio Grande Energia S.A. (RGE) with Agencia Nacional de Energia Eletrica (ANEEL).
(8)	Page 70. (PSE&G and Power) FERC proceeding regarding elimination of regional through and out rates. Midwest Independent System Operator et al., Docket No. EL02-111-000.
(9)	Page 71. (PSE&G and Power) FERC proceeding regarding affiliate relationships, standards of conduct for transmission providers, Docket No. RM01-10-000.
(10)	Page 71. (PSE&G and Power) FERC proceeding regarding revised generation market power screen, AEP Power marketing, Inc. et al., Docket Nos. ER96-2495-016 et al., Market Based Rates for public utilities, Docket No. RM04-7-000.
(11)	Page 72. (PSE&G) PSE&G's Basic Gas Supply Service (BGSS) Commodity filing with the BPU on May 30, 2003, Docket No. EO03050394.

ITEM 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

      PSEG's Annual Meeting of Stockholders was held on April 20, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:

	Votes For	Votes Withheld
Proposal 1:
Election of Directors
Class I—Term expiring in 2006 Albert R. Gamper, Jr.	204,068,869	4,649,727
Class II—Terms expiring in 2007 Ernest H. Drew	204,426,253	4,292,343
William V. Hickey	204,228,495	4,490,101
Richard J. Swift	204,193,705	4,524,891
	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 2:
Approval of the 2004 Long-Term Incentive Plan	154,635,468	14,287,330	3,327,511	36,468,287
Proposal 3:
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor	202,591,386	4,158,788	1,968,518	—
Proposal 4:
Stockholder Proposal	16,118,177	150,114,853	6,018,017	36,467,549

ITEM 5. OTHER INFORMATION

      Certain information reported under the 2003 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2003 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

Holding Order Compliance

      PSEG and PSE&G

      In April 2004, in a matter involving another New Jersey EDC, the BPU announced that it was commencing a proceeding to assess compliance by all holding companies in New Jersey with their holding company orders. PSEG and PSE&G believe they are in compliance with the PSE&G holding company order, but cannot predict the outcome of this proceeding.

Federal Regulation

      PSE&G and Power

      2003 Form 10-K, Page 16. On March 19, 2004, FERC approved a settlement agreement/going forward principle in the case involving the elimination of the regional through and out rates (RTORs) in the PJM/MISO region. Under the settlement, RTORs for transactions that cross the PJM/MISO border will continue until December 1, 2004. In addition a transmission provider must file a long-term transmission pricing structure proposal by October 1, 2004, to be effective December 1, 2004 to replace the RTORs.

      On April 16, 2004, FERC issued an order on rehearing, revising and clarifying the standards of conduct governing the relationship between transmission providers and its energy affiliates that were adopted by the FERC in late 2003. The revised rules are applicable to the relationship between the electric and gas services of PSE&G, as well as the relationship between PSE&G and certain subsidiaries of Power and Energy Holdings. PSE&G, Power and Energy Holdings are evaluating the impact that these revised rules may have, including: (i) additional training and reporting obligations; (ii) restrictions on an employee's ability to perform services for both a transmission provider and its energy affiliate; and (iii) restrictions on the availability of information to both the transmission provider and its energy affiliates.

      On April 14, 2004, FERC issued a final order revising its generation market power screen, which it uses to determine if power sellers should be entitled to sell at market-based rates. FERC's revised screen will be an indicative, rather than decisive tool, and will include two separate analysis: (a) an uncommitted pivotal supplier analysis and (b) a market share analysis which is to be prepared on a seasonal basis. FERC eliminated an exemption that previously existed for generators in RTOs such as PJM and NYISO and will require all entities that wish to sell at market-based rates to submit to this market power screen. PSE&G and Power are scheduled for their next triennial market power review in 2006. Lawrenceburg and Waterford are subject to their triennial market power review in the summer of 2004. Also on April 14, 2004, FERC issued a notice that it will commence a pre-rulemaking to analyze the adequacy of its overall process used to consider whether an applicant is entitled to market-based rate authority. PSE&G and Power cannot predict the impact, if any, these rulemakings will have on their respective businesses.

      NRC

      Power

      2003 Form 10-K, Page 18. In 2002, the NRC issued a bulletin requiring that all operators of pressurized water reactor (PWR) nuclear units submit certain information related to potential degradation of reactor vessel heads. In 2003, the NRC issued an order to all operators of PWR units concerning reactor vessel head inspections. The order confirms the previous bulletin's requirements and adds more intrusive and frequent future inspections, which apply to Salem 1 and 2. In September 2002, Nuclear provided the requested information for Salem to the NRC, and performed inspections in accordance with the NRC order for Salem 1 and 2 during 2004 and 2003, respectively. The reactor heads were determined to be satisfactory for continued safe operation. Nuclear plans to replace Salem 1 and 2 reactor heads in 2005 as a preventive maintenance measure.

      Also in 2003, the NRC issued a bulletin requiring that all operators of PWR nuclear units also perform inspections of the reactor vessel lower head, due to leakage observed at another nuclear unit not owned by Power. Bare metal visual examinations were completed during Salem 2's October 2003 outage and Salem 1's April 2004 outage, and no degradation was observed. Nuclear's Hope Creek nuclear unit and Peach Bottom 2 and 3 are unaffected by either of these bulletins as they are boiling water reactor nuclear units. Power cannot predict what other actions the NRC may take on this issue.

      On January 28, 2004, the NRC issued a letter requesting Power to conduct a review of its Salem and Hope Creek facilities to assess the workplace environment for raising and addressing safety issues. Power responded to the letter on February 28, 2004, and attended a public meeting with the NRC on March 18, 2004 to discuss the ongoing self-assessment of the work environment at both facilities. Another NRC update on this issue is schedule for June.

Deferral Proceeding

      PSE&G

      2003 Form 10-K, Page 20. On April 22, 2004, the BPU issued a final decision and order which was substantially consistent with the summary order received in July 2003 approving the Societal Benefits

Charge (SBC) and Non-Utility Generation Transition Charge (NTC) annual reduction of rates of approximately $238 million, effective August 1, 2003.

Remediation Adjustment Clause (RAC) Filing

      PSE&G

      2003 Form 10-K, Page 21. On March 5, 2004, the BPU approved PSE&G's RAC petition, filed in June 2003, for the recovery of $35 million of remediation program expenditures for the period August 1, 2001 through July 31, 2002. The Final Decision and Order approved the Stipulation of Settlement from December 16, 2003, without exception.

      On April 22, 2004, PSE&G filed its RAC-11 with the BPU to recover $35 million of remediation program expenditures for the period from August 1, 2002 through July 31, 2003.

BGSS Filing

      PSE&G

      2003 Form 10-K, Page 21. On April 9, 2004, PSE&G received the Administrative Law Judge's (ALJ's) Initial Decision in the 2003/2004 BGSS Commodity Charge Proceeding, filed on May 30, 2003, under which PSE&G seeks to recover approximately $102 million in additional revenues. Under the ALJ's Initial Decision, the Partial Settlement executed and submitted by the parties was approved. Moreover, under the Initial Decision, the Ratepayer Advocate's proposal to return pipeline refunds from September and November 2002 and the deferred cost balance as of May 1, 2002 to Commercial and Industrial (C&I) Customers was rejected. The initial decision was sent to the BPU for a final order. The other parties will have the opportunity to file exceptions and PSE&G will have an opportunity to file a reply to those exceptions. The BPU has 45 days from the date of ALJ's Initial Decision to either accept, reject or modify that decision. The outcome of this proceeding cannot be determined at this time.

Luz del Sur S.A.A. (LDS)

      Energy Holdings

      2003 Form 10-K, Page 39. As of December 31, 2003, Global and its partner Sempra Energy International (Sempra) each indirectly owned 44% of LDS, an electric distribution company in Peru. In April 2004, Global and Sempra completed the sale of a portion of their interest in LDS shares, reducing their ownership interest to 38% each. The offer was made through the Lima Stock Exchange rules as a Public Offering. As a result of the sale, Global received proceeds of approximately $28 million and recorded a gain of approximately $5 million.

Electric Base Rate Case

      PSE&G

      2003 Form 10-K, Page 48. On April 22, 2004, the BPU issued its final decision and order which was substantially consistent with the summary order received in July 2003 approving the annual increase in electric distribution rates of approximately $160 million.

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

Exhibit 31.6: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.7: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.6: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.7: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B) Reports on Form 8-K:

a. PSEG:
Items Reported Items 5 and 12 Items 5 and 12	Date of Report February 2, 2004 April 30, 2004
b. PSE&G:
Items Reported Item 5 Item 5	Date of Report February 2, 2004 April 30, 2004
c. Power:
Items Reported Item 5 Item 5	Date of Report February 2, 2004 April 30, 2004
d. Energy Holdings:
Items Reported Item 5 Item 5	Date of Report February 2, 2004 April 30, 2004

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

Date: April 30, 2004

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

Date: April 30, 2004

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

Date: April 30, 2004

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

Date: April 30, 2004