Form 10-Q
period 2007-03-31
PSEG ENERGY HOLDINGS LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2007-05-04
CIK 1089206, 81033, 788784, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM   TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 973 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG ENERGY HOLDINGS L.L.C. (A New Jersey Limited Liability Company) 80 Park Plaza—T20 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	42-1544079

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Public Service Enterprise Group Incorporated	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Public Service Electric and Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
PSEG Power LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
PSEG Energy Holdings L.L.C.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2007, Public Service Enterprise Group Incorporated had outstanding 253,516,650 shares of its sole class of Common Stock, without par value.

As of April 30, 2007, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

PSEG Power LLC and PSEG Energy Holdings L.L.C. are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review should not be construed as a complete list of factors that could affect forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	regulatory issues that significantly impact operations;

•	ability to attain satisfactory regulatory results;

•	operating performance or cash flow from investments falling below projected levels;

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and maintain adequate credit ratings;

•	adverse or unanticipated weather conditions that significantly impact costs and/or operations, including generation;

•	ability to attract and retain management and other key employees;

•	changes in the electric industry, including changes to regional transmission organizations and power pools;

•	changes in energy policies and regulation;

•	changes in demand;

•	changes in the number of market participants and the risk profiles of such participants;

•	availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	environmental regulations that significantly impact operations;

•

changes in rates of return on overall debt and equity markets that could adversely impact the value of pension and other postretirement benefits assets and liabilities and the Nuclear Decommissioning Trust Funds;

•	changes in political conditions;

•	changes in technology that make generation, transmission and/or distribution assets less competitive;

•	continued availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits, including liability claims and commercial disputes;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG’s, PSE&G’s, Power’s and Energy Holdings’ strategy or structure;

•	business combinations among competitors and major customers;

•	general economic conditions, including inflation or deflation;

•	changes in tax laws and regulations;

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	ability to recover investments or service debt as a result of any of the risks or uncertainties mentioned herein;

•	acts of war or terrorism;

ii

PSEG, PSE&G and Energy Holdings

•	adverse changes in rate regulation and/or ability to obtain adequate and timely rate relief;

PSEG, Power and Energy Holdings

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	inability to meet generation operating performance expectations;

•	energy transmission constraints or lack thereof;

•

adverse changes in the market for energy, capacity, natural gas, coal, nuclear fuel, emissions credits, congestion credits and other commodity prices, especially during significant price movements for natural gas and power;

•	adverse market developments or changes in market rules, including delays or impediments to implementation of reasonable capacity markets;

•	surplus of energy capacity and excess supply;

•	substantial competition in the domestic and worldwide energy markets;

•	margin posting requirements, especially during significant price movements for natural gas and power;

•	availability of fuel and timely transportation at reasonable prices;

•	effects on competitive position of actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays, cost escalations or unsuccessful construction and development;

PSEG and Power

•	changes in regulation and safety and security measures at nuclear facilities;

•	ability to maintain nuclear operating performance at projected levels;

PSEG and Energy Holdings

•	changes in foreign currency exchange rates;

•	deterioration in the credit of lessees and their ability to adequately service lease rentals;

•	ability to realize tax benefits and favorably resolve tax audit claims;

•	changes in political regimes in foreign countries; and

•	international developments negatively impacting business.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and PSEG, PSE&G, Power and Energy Holdings cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on, PSEG, PSE&G, Power and Energy Holdings or their respective business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each of PSEG, PSE&G, Power and Energy Holdings expressly disclaims any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG’s, PSE&G’s, Power’s and Energy Holdings’ securities, PSEG, PSE&G, Power and Energy Holdings are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2007	2006
	(Millions) (Unaudited)
OPERATING REVENUES	$3,614	$3,461
OPERATING EXPENSES
Energy Costs	2,041	2,146
Operation and Maintenance	610	578
Depreciation and Amortization	196	201
Taxes Other Than Income Taxes	43	41

Total Operating Expenses	2,890	2,966

Income from Equity Method Investments	26	33

OPERATING INCOME	750	528
Other Income	72	50
Other Deductions	(37)	(27)
Interest Expense	(187)	(193)
Preferred Stock Dividends	(1)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	597	357
Income Tax Expense	(262)	(149)

INCOME FROM CONTINUING OPERATIONS	335	208
Loss from Discontinued Operations, net of tax benefit of $4 and $5 in 2007 and 2006, respectively	(6)	(5)

NET INCOME	$329	$203

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	252,892	251,187

DILUTED	253,356	252,065

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$1.32	$0.83
NET INCOME	$1.30	$0.81

DILUTED
INCOME FROM CONTINUING OPERATIONS	$1.32	$0.83
NET INCOME	$1.30	$0.81

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.585	$0.57

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$483	$141
Accounts Receivable, net of allowances of $60 and $52 in 2007 and 2006, respectively	1,806	1,368
Unbilled Revenues	260	328
Fuel	355	847
Materials and Supplies	297	290
Prepayments	54	72
Restricted Funds	46	79
Derivative Contracts	53	127
Assets of Discontinued Operations	325	325
Assets Held for Sale	42	40
Other	48	45

Total Current Assets	3,769	3,662

PROPERTY, PLANT AND EQUIPMENT	19,107	18,851
Less: Accumulated Depreciation and Amortization	(5,974)	(5,849)

Net Property, Plant and Equipment	13,133	13,002

NONCURRENT ASSETS
Regulatory Assets	5,288	5,694
Long-Term Investments	3,774	3,868
Nuclear Decommissioning Trust (NDT) Funds	1,324	1,256
Other Special Funds	154	147
Goodwill	534	539
Intangibles	49	46
Derivative Contracts	37	55
Other	300	301

Total Noncurrent Assets	11,460	11,906

TOTAL ASSETS	$28,362	$28,570

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$739	$849
Commercial Paper and Loans	277	381
Accounts Payable	1,013	964
Derivative Contracts	414	335
Accrued Interest	185	124
Accrued Taxes	225	152
Clean Energy Program	123	120
Other	508	481

Total Current Liabilities	3,484	3,406

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,079	4,462
Regulatory Liabilities	448	646
Asset Retirement Obligations	517	509
Other Postretirement Benefit (OPEB) Costs	1,091	1,089
Accrued Pension Costs	330	327
Clean Energy Program	105	133
Environmental Costs	416	421
Derivative Contracts	200	204
Long-Term Accrued Taxes	496	—
Other	173	176

Total Noncurrent Liabilities	7,855	7,967

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,638	7,636
Securitization Debt	1,668	1,708
Project Level, Non-Recourse Debt	822	840
Debt Supporting Trust Preferred Securities	186	186

Total Long-Term Debt	10,314	10,370

SUBSIDIARIES’ PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2007 and 2006—795,234 shares	80	80

COMMON STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued; 2007—266,576,508 shares; 2006—266,372,440 shares	4,683	4,661
Treasury Stock, at cost; 2007—13,189,987 shares; 2006—13,727,032 shares	(499)	(516)
Retained Earnings	2,717	2,710
Accumulated Other Comprehensive Loss	(272)	(108)

Total Common Stockholders’ Equity	6,629	6,747

Total Capitalization	17,023	17,197

TOTAL LIABILITIES AND CAPITALIZATION	$28,362	$28,570

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended Ended March 31,
	2007	2006
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$329	$203
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	196	205
Amortization of Nuclear Fuel	25	25
Provision for Deferred Income Taxes (Other than Leases) and ITC	(13)	3
Non-Cash Employee Benefit Plan Costs	46	59
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(15)	(22)
Gain on Sale of Investments	(16)	—
Undistributed Losses (Earnings) from Affiliates	31	(29)
Foreign Currency Transaction Loss (Gain)	1	(1)
Unrealized Losses on Energy Contracts and Other Derivatives	34	21
(Under) Over Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	(47)	49
Under Recovery of Societal Benefits Charge (SBC)	(1)	(19)
Net Realized Gains and Income from NDT Funds	(19)	(18)
Net Change in Certain Current Assets and Liabilities	450	524
Employee Benefit Plan Funding and Related Payments	(21)	(35)
Investment Income and Dividend Distributions from Partnerships	11	1
Other	(35)	(56)

Net Cash Provided By Operating Activities	956	910

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(275)	(240)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	7	2
Proceeds from NDT Funds Sales	501	300
Investment in NDT Funds	(511)	(305)
Restricted Funds	34	(17)
NDT Funds Interest and Dividends	12	10
Other	(1)	17

Net Cash Used In Investing Activities	(233)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(104)	54
Issuance of Common Stock	33	17
Redemptions of Long-Term Debt	(113)	(457)
Repayment of Non-Recourse Debt	(16)	(12)
Redemption of Securitization Debt	(38)	(36)
Redemption of Debt Underlying Trust Securities	—	(154)
Cash Dividends Paid on Common Stock	(148)	(143)
Other	5	(15)

Net Cash Used In Financing Activities	(381)	(746)

Effect of Exchange Rate Change	—	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	342	(70)
Cash and Cash Equivalents at Beginning of Period	141	288

Cash and Cash Equivalents at End of Period	$483	$218

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$85	$25
Interest Paid, Net of Amounts Capitalized	$126	$134

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended March 31,
	2007	2006
	(Millions) (Unaudited)
OPERATING REVENUES	$2,486	$2,293
OPERATING EXPENSES
Energy Costs	1,665	1,574
Operation and Maintenance	325	301
Depreciation and Amortization	145	152
Taxes Other Than Income Taxes	43	41

Total Operating Expenses	2,178	2,068

OPERATING INCOME	308	225
Other Income	5	4
Other Deductions	(1)	(1)
Interest Expense	(81)	(85)

INCOME BEFORE INCOME TAXES	231	143
Income Tax Expense	(99)	(65)

NET INCOME	132	78
Preferred Stock Dividends	(1)	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$131	$77

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45	$28
Accounts Receivable, net of allowances of $55 in 2007 and $46 in 2006	1,142	805
Unbilled Revenues	260	328
Materials and Supplies	57	50
Prepayments	16	14
Restricted Funds	13	12
Other	44	38

Total Current Assets	1,577	1,275

PROPERTY, PLANT AND EQUIPMENT	11,193	11,061
Less: Accumulated Depreciation and Amortization	(3,853)	(3,794)

Net Property, Plant and Equipment	7,340	7,267

NONCURRENT ASSETS
Regulatory Assets	5,288	5,694
Long-Term Investments	150	149
Other Special Funds	54	53
Other	115	115

Total Noncurrent Assets	5,607	6,011

TOTAL ASSETS	$14,524	$14,553

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$173	$284
Commercial Paper and Loans	269	31
Accounts Payable	261	254
Accounts Payable—Affiliated Companies, net	503	645
Accrued Interest	43	55
Clean Energy Program	123	120
Derivative Contracts	15	2
Other	398	322

Total Current Liabilities	1,785	1,713

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,494	2,517
Other Postretirement Benefit (OPEB) Costs	897	898
Accrued Pension Costs	133	133
Regulatory Liabilities	448	646
Clean Energy Program	105	133
Environmental Costs	363	367
Asset Retirement Obligations	223	221
Derivative Contracts	27	18
Long-Term Accrued Taxes Due to Affiliate	51	—
Other	6	6

Total Noncurrent Liabilities	4,747	4,939

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	3,003	3,003
Securitization Debt	1,668	1,708

Total Long-Term Debt	4,671	4,711

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2007 and 2006—795,234 shares	80	80

COMMON STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	1,192	1,061
Accumulated Other Comprehensive Income	1	1

Total Common Stockholder’s Equity	3,241	3,110

Total Capitalization	7,992	7,901

TOTAL LIABILITIES AND CAPITALIZATION	$14,524	$14,553

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2007	2006
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$132	$78
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	145	152
Provision for Deferred Income Taxes and ITC	(24)	(25)
Non-Cash Employee Benefit Plan Costs	35	42
Non-Cash Interest Expense	1	—
Employee Benefit Plan Funding and Related Payments	(16)	(13)
Over Recovery of Electric Energy Costs (BGS and NTC)	4	19
(Under)/Over Recovery of Gas Costs	(51)	30
Under Recovery of SBC	(1)	(19)
Other Non-Cash Charges	(1)	(1)
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(269)	82
Materials and Supplies	(7)	—
Prepayments	(4)	35
Accrued Taxes	41	22
Accrued Interest	(11)	(16)
Accounts Payable	7	(34)
Accounts Receivable/Payable-Affiliated Companies, net	59	(52)
Other Current Assets and Liabilities	27	(21)
Other	(6)	(12)

Net Cash Provided By Operating Activities	61	267

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(130)	(108)

Net Cash Used In Investing Activities	(130)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	238	—
Redemption of Securitization Debt	(38)	(36)
Redemption of Long-Term Debt	(113)	(148)
Preferred Stock Dividends	(1)	(1)

Net Cash Provided by (Used In) Financing Activities	86	(185)

Net Increase (Decrease) In Cash and Cash Equivalents	17	(26)
Cash and Cash Equivalents at Beginning of Period	28	159

Cash and Cash Equivalents at End of Period	$45	$133

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$49	$(4)
Interest Paid, Net of Amounts Capitalized	$102	$92

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2007	2006
	(Millions) (Unaudited)
OPERATING REVENUES	$2,149	$1,967
OPERATING EXPENSES
Energy Costs	1,488	1,487
Operation and Maintenance	238	232
Depreciation and Amortization	34	31

Total Operating Expenses	1,760	1,750

OPERATING INCOME	389	217
Other Income	51	41
Other Deductions	(29)	(19)
Interest Expense	(37)	(32)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	374	207
Income Tax Expense	(155)	(86)

INCOME FROM CONTINUING OPERATIONS	219	121
Loss from Discontinued Operations, net of tax benefit of $4 and $6 in 2007 and 2006, respectively	(6)	(9)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$213	$112

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7	$13
Accounts Receivable	535	430
Accounts Receivable - Affiliated Companies, net	251	495
Short-Term Loan to Affiliate	525	—
Fuel	354	846
Materials and Supplies	204	202
Energy Trading Contracts	50	55
Derivative Contracts	1	56
Assets of Discontinued Operations	325	325
Assets Held for Sale	40	40
Other	23	26

Total Current Assets	2,315	2,488

PROPERTY, PLANT AND EQUIPMENT	5,969	5,868
Less: Accumulated Depreciation and Amortization	(1,696)	(1,638)

Net Property, Plant and Equipment	4,273	4,230

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	39	—
Nuclear Decommissioning Trust (NDT) Funds	1,324	1,256
Goodwill	16	16
Other Intangibles	38	35
Other Special Funds	43	42
Energy Trading Contracts	10	10
Derivative Contracts	19	19
Other	51	50

Total Noncurrent Assets	1,540	1,428

TOTAL ASSETS	$8,128	$8,146

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$623	$589
Short-Term Loan from Affiliate	—	54
Energy Trading Contracts	66	222
Derivative Contracts	311	90
Accrued Interest	80	34
Other	96	95

Total Current Liabilities	1,176	1,084

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	—	48
Asset Retirement Obligations	292	287
Other Postretirement Benefit (OPEB) Costs	139	138
Energy Trading Contracts	5	19
Derivative Contracts	157	151
Accrued Pension Costs	107	106
Environmental Costs	53	54
Long-Term Accrued Taxes due to Affiliate	22	—
Other	16	18

Total Noncurrent Liabilities	791	821

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
LONG-TERM DEBT
Total Long-Term Debt	2,818	2,818

MEMBER’S EQUITY
Contributed Capital	2,000	2,000
Basis Adjustment	(986)	(986)
Retained Earnings	2,661	2,586
Accumulated Other Comprehensive Loss	(332)	(177)

Total Member’s Equity	3,343	3,423

TOTAL LIABILITIES AND MEMBER’S EQUITY	$8,128	$8,146

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2007	2006
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$213	$112
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	34	35
Amortization of Nuclear Fuel	25	25
Interest Accretion on Asset Retirement Obligations	6	8
Provision for Deferred Income Taxes and ITC	26	24
Unrealized Losses on Energy Contracts and Other Derivatives	4	21
Non-Cash Employee Benefit Plan Costs	7	11
Net Realized Gains and Income from NDT Funds	(19)	(18)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	490	413
Accounts Receivable	(105)	187
Accrued Interest	46	55
Accounts Payable	57	(292)
Accounts Receivable/Payable-Affiliated Companies, net	72	145
Other Current Assets and Liabilities	4	18
Employee Benefit Plan Funding and Related Payments	(1)	(16)
Other	(35)	(46)

Net Cash Provided By Operating Activities	824	682

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(126)	(118)
Proceeds from NDT Funds Sales	501	300
NDT Funds Interest and Dividends	12	10
Investment in NDT Funds	(511)	(305)
Short-Term Loan - Affiliated Company, net	(525)	(380)
Other	(2)	10

Net Cash Used In Investing Activities	(651)	(483)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(125)	—
Short-Term Loan—Affiliated Company, net	(54)	(202)

Net Cash Used In Financing Activities	(179)	(202)

Net Decrease in Cash and Cash Equivalents	(6)	(3)
Cash and Cash Equivalents at Beginning of Period	13	8

Cash and Cash Equivalents at End of Period	$7	$5

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$24	$18
Interest Paid, Net of Amounts Capitalized	$3	$2

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions)

	For The Quarters Ended March 31,
	2007	2006
	(Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$201	$263
Income from Leveraged and Operating Leases	33	39
Other	20	10

Total Operating Revenues	254	312

OPERATING EXPENSES
Energy Costs	161	194
Operation and Maintenance	53	49
Depreciation and Amortization	14	12

Total Operating Expenses	228	255

Income from Equity Method Investments	26	33

OPERATING INCOME	52	90
Other Income	16	7
Other Deductions	(2)	(7)
Interest Expense	(43)	(50)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23	40
Income Tax Expense	(20)	(12)

INCOME FROM CONTINUING OPERATIONS	3	28
Income from Discontinued Operations, net of tax expense of $1 in 2006	—	4

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$3	$32

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$65	$98
Accounts Receivable:
Trade-net of allowances of $5 and $6 in 2007 and 2006, respectively	111	103
Other Accounts Receivable	18	29
Affiliated Companies	33	—
Notes Receivable:
Affiliated Companies	25	28
Inventory	35	41
Restricted Funds	33	67
Assets Held for Sale	2	—
Derivative Contracts	2	14
Other	7	8

Total Current Assets	331	388

PROPERTY, PLANT AND EQUIPMENT	1,726	1,706
Less: Accumulated Depreciation and Amortization	(310)	(307)

Net Property, Plant and Equipment	1,416	1,399

NONCURRENT ASSETS
Leveraged Leases, net	2,746	2,810
Corporate Joint Ventures and Partnership Interests	836	868
Goodwill	518	523
Intangibles	11	11
Derivative Contracts	8	26
Other	139	139

Total Noncurrent Assets	4,258	4,377

TOTAL ASSETS	$6,005	$6,164

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$43	$42
Short-Term Borrowings	8	—
Accounts Payable:
Trade	67	54
Affiliated Companies	2	12
Derivative Contracts	17	16
Accrued Interest	44	27
Other	63	72

Total Current Liabilities	244	223

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,653	1,925
Derivative Contracts	8	11
Long-Term Accrued Taxes due to Affiliate	424	—
Other	103	102

Total Noncurrent Liabilities	2,188	2,038

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
MINORITY INTERESTS	26	26

LONG-TERM DEBT
Project Level, Non-Recourse Debt	822	840
Senior Notes	1,149	1,149

Total Long-Term Debt	1,971	1,989

MEMBER’S EQUITY
Ordinary Unit	1,048	1,193
Retained Earnings	434	592
Accumulated Other Comprehensive Income	94	103

Total Member’s Equity	1,576	1,888

TOTAL LIABILITIES AND MEMBER’S EQUITY	$6,005	$6,164

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	2007	2006
	For The Quarters Ended March 31,
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3	$32
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
Depreciation and Amortization	14	13
Demand Side Management Amortization	—	1
Deferred Income Taxes (Other than Leases)	(14)	4
Leveraged Lease Income, Adjusted for Rents Received and
Deferred Income Taxes	(15)	(22)
Undistributed Losses (Earnings) from Affiliates	31	(29)
Gain on Sale of Investments	(16)	(2)
Unrealized Gain on Investments	—	(1)
Foreign Currency Transaction Loss (Gain)	1	(1)
Change in Fair Value of Derivative Financial Instruments	30	1
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	13	25
Inventory	5	3
Accounts Payable	21	(29)
Other Current Assets and Liabilities	7	4
Investment Income and Dividend Distributions from Partnerships	11	1
Other	—	1

Net Cash Provided By Operating Activities	91	1

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(16)	(14)
Proceeds from Sale of Property	—	1
Proceeds from the Sale of Investments	7	2
Short-Term Loan Receivable - Affiliated Company, net	3	351
Restricted Funds	34	(17)
Other	1	1

Net Cash Provided By Investing Activities	29	324

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Borrowings	8	—
Repayment of Non-Recourse Long-Term Debt	(16)	(12)
Repayment of Senior Notes	—	(309)
Return of Contributed Capital	(145)	—
Other	—	(1)

Net Cash Used In Financing Activities	(153)	(322)

Effect of Exchange Rate Change	—	(1)

Net (Decrease) Increase In Cash and Cash Equivalents	(33)	2
Cash and Cash Equivalents at Beginning of Period	98	68

Cash and Cash Equivalents at End of Period	$65	$70

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$1	$2
Interest Paid, Net of Amounts Capitalized	$23	$26

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

PSEG

PSEG has four principal direct wholly owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

PSE&G

PSE&G is an operating public utility engaged principally in the transmission of electric energy and distribution of electric energy and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC).

PSE&G also owns PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), bankruptcy-remote entities that purchased certain transition property from PSE&G and issued transition bonds secured by such property. The transition property consists principally of the rights to receive electricity consumption-based per kilowatt-hour (kWh) charges from PSE&G electric distribution customers, which represent irrevocable rights to receive amounts sufficient to recover certain of PSE&G’s transition costs related to deregulation, as approved by the BPU.

Power

Power is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply, energy trading and marketing and risk management function through three principal direct wholly owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of Power’s portfolio. Fossil, Nuclear and ER&T are subject to regulation by FERC, and certain Fossil subsidiaries are also subject to state regulation, and Nuclear is also subject to regulation by the Nuclear Regulatory Commission (NRC).

Energy Holdings

Energy Holdings has two principal direct wholly owned subsidiaries: PSEG Global L.L.C. (Global), which owns and operates international and domestic projects engaged in the generation and distribution of energy and PSEG Resources L.L.C. (Resources), which has invested primarily in energy-related leveraged leases. Energy Holdings also owns Enterprise Group Development Corporation (EGDC), a commercial real estate property management business.

Services

Services provides management and administrative and general services to PSEG and its subsidiaries. These include accounting, treasury, risk management, planning, information technology, tax, law, corporate secretarial, human resources, investor relations, corporate communications and certain other services. Services charges PSEG and its subsidiaries for the cost of work performed and services provided pursuant to the terms and conditions of intercompany service agreements.

Basis of Presentation

PSEG, PSE&G, Power and Energy Holdings

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective Annual Reports on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

PSEG, PSE&G, Power and Energy Holdings

Certain reclassifications have been made to the prior quarter financial statements to conform to the current quarter presentation. The reclassifications relate primarily to PSE&G’s determination, during the fourth quarter of 2006, that the revenues and expenses related to one of its contracts that had been recorded on a gross basis would more appropriately be recorded on a net basis in Operating Revenues based upon the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Therefore, prior amounts have been reclassified, resulting in a reduction of $57 million in both Operating Revenues and Energy Costs for the quarter ended March 31, 2006 for PSEG and PSE&G, with no impact on Operating Income.

Note 2. Recent Accounting Standards

The following accounting standards were issued by the Financial Accounting Standards Board (FASB), but have not yet been adopted by PSEG, PSE&G, Power and Energy Holdings.

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157)

PSEG, PSE&G, Power and Energy Holdings

In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Prior to SFAS 157, guidance for applying fair value was incorporated into several accounting pronouncements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (observable inputs) and those based on an entity’s own assumptions (unobservable inputs). Under SFAS 157, fair value measurements are disclosed by level within that hierarchy, with the highest priority being quoted prices in active markets. While this statement does not require any new fair value measurements, the application of this statement will change current practice for some fair value measurements.

This statement also nullifies the guidance in footnote 3 of Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). The guidance in footnote 3 applies to derivative instruments measured at fair value at initial recognition, and it precludes immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and the fair value of the instrument at initial recognition, if the fair value of the instrument is determined using significant unobservable inputs. Under EITF 02-3, an entity cannot recognize an unrealized gain or loss at inception of a derivative instrument unless the fair value of that instrument is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. SFAS 157 requires that the principles of fair value measurement apply for derivatives and other financial instruments at initial recognition and in all subsequent periods.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. PSEG, PSE&G, Power and Energy Holdings are currently

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assessing the potential impact of SFAS 157 on their respective consolidated financial positions and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159)

PSEG, PSE&G, Power and Energy Holdings

In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity will report unrealized gains and losses on items where the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and the decision is required to be applied to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of Retained Earnings. PSEG, PSE&G, Power and Energy Holdings are currently assessing the potential impact of SFAS 159 on their respective consolidated financial positions and results of operations.

The following new accounting standards were adopted by PSEG, PSE&G, Power and Energy Holdings during 2007.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48)

PSEG, PSE&G, Power and Energy Holdings

In July 2006, the FASB issued FIN 48, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts. FIN 48 permits recognition of the benefit of tax positions only when it is “more likely-than-not” that the position is sustainable based on the merits of the position. It further limits the amount of tax benefit to be recognized to the largest amount of benefit that is greater than 50% likely of being realized. FIN 48 also requires explicit disclosures about uncertainties in income tax positions, including a detailed roll-forward of unrecognized tax benefits taken that do not qualify for financial statement recognition.

FIN 48 was effective January 1, 2007. In general, companies record the change in net assets that resulted from the application of FIN 48 as an adjustment to Retained Earnings. However, for PSE&G, because any charges to income arising from the adoption of FIN 48 would be recoverable in future rates, the offset to any incremental PSE&G liability is recorded as a Regulatory Asset rather than Retained Earnings. The following table presents the impact at January 1, 2007 on the Condensed Consolidated Balance Sheets for PSEG and its subsidiaries as a result of implementing FIN 48:

	PSE&G	Power	Energy Holdings	PSEG Consolidated
Balance Sheet	(Millions)
Increase to Long Term Accrued Taxes	$20	$21	$355	$396
Decrease to Accumulated Deferred Income Tax Liability	$9	$7	$246	$262
Increase to Regulatory Assets	$11	$—	$—	$11
Decrease to Retained Earnings	$—	$14	$109	$123

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact to earnings resulting from the adoption of FIN 48 for the quarter ended March 31, 2007 was an after-tax decrease of $6 million for PSEG, including $1 million for Power and $5 million for Energy Holdings. There was no impact on earnings for PSE&G. For additional information relating to the impacts of FIN 48, see Note 11. Income Taxes.

FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2)

PSEG and Energy Holdings

In July 2006, the FASB issued FSP 13-2, which addressed how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The FSP amends SFAS 13, “Accounting for Leases,” stating that a change in the timing of the above referenced cash flows must be reviewed at least annually or more frequently, if events or circumstances indicate a change in timing is probable. If a change in timing has occurred, or is projected to occur, the rate of return and the allocation of income to positive investment years must be recalculated from the inception of the lease.

The guidance in this FSP was adopted January 1, 2007. The cumulative effect of applying the provisions of this FSP is reported as an adjustment to the beginning balance of Retained Earnings as of the date of adoption. As a result of implementing FSP 13-2, upon adoption PSEG and Energy Holdings each recognized a reduction in Investment in Leveraged Leases of $73 million, a reduction in Deferred Income Taxes of $22 million and a reduction in Retained Earnings of $51 million.

The impact to earnings resulting from the adoption of FSP 13-2 for the quarter ended March 31, 2007 was an after-tax decrease of $3 million for PSEG and Energy Holdings.

Note 3. Discontinued Operations, Dispositions and Impairments

Discontinued Operations

Power

Lawrenceburg Energy Center (Lawrenceburg)

On December 29, 2006, Power entered into an agreement to sell its natural gas-fired Lawrenceburg facility located in Lawrenceburg, Indiana to AEP Generating Company, a subsidiary of American Electric Power Company, Inc. (AEP).

The sale price for the facility and inventory is $325 million. The proceeds, together with anticipated reduction in tax liability, are expected to be approximately $425 million and will be used to retire debt. The transaction will result in an after-tax charge to PSEG’s and Power’s earnings of approximately $208 million, or about $0.82 cents per share of PSEG common stock, which was reflected as a charge in Discontinued Operations in the fourth quarter of 2006.

Power has received the required regulatory approvals for the sale and anticipates that the transaction will close in the second quarter of 2007.

Lawrenceburg’s operating results for the quarters ended March 31, 2007 and 2006, which were reclassified to Discontinued Operations, are summarized below:

	Quarters Ended March 31,
	2007	2006
	(Millions)
Operating Revenues	$—	$—
Loss Before Income Taxes	$(10)	$(15)
Net Loss	$(6)	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts of the assets of Lawrenceburg as of March 31, 2007 and December 31, 2006 are summarized in the following table:

	As of March 31, 2007	As of December 31, 2006
	(Millions)
Current Assets	$10	$10
Noncurrent Assets	315	315

Total Assets of Discontinued Operations	$325	$325

Energy Holdings

Elektrocieplownia Chorzow Elcho Sp. Z o.o. (Elcho) and Elektrownia Skawina SA (Skawina)

On May 29, 2006, Global completed the sale of its interest in two coal-fired plants in Poland, Elcho and Skawina. Proceeds, net of transaction costs, were $476 million, resulting in a gain of $227 million net of tax expense of $142 million. The 2006 operating results for Global’s assets in Poland have been reclassified to Discontinued Operations.

Elcho’s and Skawina’s operating results for the quarter ended March 31, 2006 are summarized below:

	Quarter Ended March 31, 2006
	Elcho	Skawina
	(Millions)
Operating Revenues	$30	$33
Income Before Income Taxes	$3	$2
Net Income	$3	$1

Dispositions

Power

In December 2006, Power recorded a pre-tax impairment loss of $44 million to write down four turbines to their estimated realizable value and reclassified them to Assets Held for Sale on Power’s Condensed Consolidated Balance Sheet. In April 2007, Power sold the four turbines to a third party and received proceeds of approximately $40 million, which approximates the recorded book value.

Energy Holdings

Global

Thermal Energy Development Partnership, L.P. (Tracy Biomass)

On December 22, 2006, Global entered into an agreement to sell its 34.5% interest in Tracy Biomass for approximately $7 million. The sale closed on January 26, 2007 and resulted in a 2007 pre-tax gain of approximately $7 million ($6 million after-tax).

Impairment

Energy Holdings

Venezuela

PSEG has indirect ownership interests in two generating facilities in Maracay and Cagua, Venezuela that have a total capacity of 120 MW. The projects are owned and operated by Turboven, an entity which is jointly-owned by Global (50%) and Corporacion Industrial de Energia (CIE). Global also has a 9% indirect interest in TGM through a partnership with CIE. As of March 31, 2007, the book value of these investments was approximately $35 million.

During Global’s year-end review of its equity method investments, management concluded that due to the current political situation in Venezuela, it is probable that Global would not be able to recover its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

capitalized costs associated with its investments in Venezuela. Therefore, Global recorded a pre-tax impairment loss of approximately $7 million to write down these investments in the fourth quarter of 2006.

In January 2007, the Venezuelan government announced its intention to nationalize certain sectors of Venezuelan industry and commerce, including certain foreign-owned energy and communications companies. In a subsequent press release, Turboven was named as one of the companies that Venezuela intended to nationalize. Since these announcements, Venezuela has proceeded to nationalize certain companies; however, Global has not received any further official communication from the government of Venezuela regarding Turboven.

Note 4. Earnings Per Share (EPS)

PSEG

Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG’s stock option plans and upon payment of performance units. The following table shows the effect of these stock options and performance units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Quarters Ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Continuing Operations	$335	$335	$208	$208
Discontinued Operations	(6)	(6)	(5)	(5)

Net Income	$329	$329	$203	$203

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	252,892	252,892	251,187	251,187
Effect of Stock Options	—	390	—	787
Effect of Stock Performance Units	—	74	—	91

Total Shares	252,892	253,356	251,187	252,065

EPS:
Continuing Operations	$1.32	$1.32	$0.83	$0.83
Discontinued Operations	(0.02)	(0.02)	(0.02)	(0.02)

Net Income	$1.30	$1.30	$0.81	$0.81

Dividend payments on common stock for the quarter ended March 31, 2007 were $0.585 per share and totaled approximately $148 million. Dividend payments on common stock for the quarter ended March 31, 2006 were $0.57 per share and totaled approximately $143 million.

Note 5. Commitments and Contingent Liabilities

Guaranteed Obligations

Power

Power contracts for electricity, natural gas, oil, coal, pipeline capacity, transportation and emission allowances and engages in risk management activities through ER&T. These activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are executed with both numerous counterparties and brokers. Counterparties and brokers may require guarantees, cash or cash related instruments to be deposited on these transactions as described below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power has unconditionally guaranteed payments by its subsidiaries, ER&T and PSEG Power New York Inc. (Power New York) in commodity-related transactions to support current exposure, interest and other costs on sums due and payable in the ordinary course of business. These payment guarantees are provided to counterparties in order to obtain credit. Under these agreements, guarantees cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of March 31, 2007 and December 31, 2006 was approximately $1.6 billion.

In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T and Power New York would have to fully utilize the credit granted to them by every counterparty to whom Power has provided a guarantee and all of ER&T’s and Power New York’s contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T and Power New York being simultaneously “out-of-the-money” is highly unlikely due to offsetting positions within the portfolio. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $532 million and $518 million as of March 31, 2007 and December 31, 2006, respectively.

Power is subject to counterparty collateral calls related to commodity contracts that are bilateral and are subject to certain creditworthiness standards as guarantor under performance guarantees for ER&T’s agreements. Changes in commodity prices, including fuel, emissions allowances and electricity, can have a material impact on margin requirements under such contracts.. As of March 31, 2007, Power had posted margin of approximately $66 million, primarily in the form of letters of credit, and received margin of approximately $57 million to satisfy collateral obligations and support various contractual and environmental obligations. As of December 31, 2006, Power had posted margin of approximately $40 million, primarily in the form of letters of credit, and received margin of approximately $86 million, including approximately $82 million in the form of letters of credit.

Power also routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, such future contracts require a deposit of cash margin, the amount of which is subject to change based on market movement and in accordance with exchange rules. As of March 31, 2007 and December 31, 2006, Power had deposited margin of approximately $164 million and $89 million, respectively. Exchange-traded transactions that are margined and monitored separately from physical trading activity may not be subject to change in the event of a downgrade to Power’s rating.

In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide further performance assurance. As of March 31, 2007, if Power were to lose its investment grade rating and, assuming all counterparties to which ER&T is “out-of- the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post additional collateral in an amount equal to approximately $664 million. Power believes that it has sufficient liquidity to post such collateral, if necessary.

Energy Holdings

Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects.

In 2006, Global sold its investments in Poland. As of March 31, 2007 and December 31, 2006, Global was still obligated for the $6 million equity commitment guarantee at Skawina. The guarantee expires in August 2007. If payments are required, such payments are indemnified by the purchaser in accordance with the purchase agreement.

Global also has a contingent guarantee expiring in April 2011 related to debt service obligations associated with Chilquinta Energia S.A., an energy distribution company in Chile in which Global owns 50%. As of March 31, 2007 and December 31, 2006, the contingent guarantee was approximately $25 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies) and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies for which exposure is adequately supported by the outstanding letters of credit shown in the table above for PSEG Energy Technologies Asset Management Company LLC. As of March 31, 2007 and December 31, 2006, there were $14 million of such bonds outstanding, which are related to uncompleted construction projects. As of March 31, 2007 and December 31, 2006, there was an additional $2 million of performance guarantees related to Energy Technologies.

As of March 31, 2007 and December 31, 2006, Energy Holdings and/or Global have various other guarantees amounting to $28 million and $30 million, respectively.

Environmental Matters

PSEG, PSE&G and Power

Hazardous Substances

The New Jersey Department of Environmental Protection (NJDEP) has regulations in effect concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. These regulations may substantially increase the costs of environmental investigations and necessary remediation, particularly at sites situated on surface water bodies. PSE&G, Power and their respective predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities.

The U.S. Environmental Protection Agency (EPA) has determined that a six-mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating electric generating station (Essex Site), one former generating station and four former manufactured gas plants (MGPs). PSE&G’s costs to clean up former MGPs are recoverable from utility customers through the Societal Benefits Clause (SBC). PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The Essex Site was transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Essex Site.

In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances had been released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G’s ongoing gas operations. The EPA estimated that its study would require five to eight years to complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power has provided notice to insurers concerning this potential claim.

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

PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 65 other PRPs, have

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

entered into an agreement with the EPA or have indicated their intention to enter an agreement that provides for sharing the costs of the $20 million study between the government organizations and the PRPs. In 2006, the EPA notified the PRPs that the cost of the study will greatly exceed the $20 million initially estimated and offered to the PRPs the opportunity to conduct the study themselves rather than reimburse the government for the additional costs it incurs. The PRP group has engaged in discussions with the EPA regarding the offer and approximately 70 PRPs, including PSE&G and Power, have agreed to assume responsibility for the study pursuant to an Administrative Order on Consent and to divide the associated costs among themselves according to a mutually agreed-upon formula. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

PSE&G

MGP Remediation Program

PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G’s former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. In addition, the NJDEP has announced initiatives to accelerate the investigation and subsequent remediation of the riverbeds underlying surface water bodies that have been impacted by hazardous substances from adjoining sites. Specifically, in 2005 the NJDEP initiated a program on the Delaware River aimed at identifying the 10 most significant sites for cleanup. One of the sites identified is a former MGP facility located in Camden. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies. Since the inception of the Remediation Program in 1988 through March 31, 2007, PSE&G had expenditures of approximately $390 million.

During the fourth quarter of 2006, PSE&G refined the detailed site estimates. The cost of remediating all sites to completion, as well as the anticipated costs to address MGP-related material discovered in two rivers adjacent to former MGP sites, could range between $798 million and $838 million, including amounts spent to date. No amount within the range was considered to be most likely. Therefore, $408 million was accrued at March 31, 2007, which represents the difference between the low end of the total program cost estimate of $798 million and the total incurred costs through March 31, 2007 of $390 million. Of this amount, approximately $45 million was recorded in Other Current Liabilities and $363 million was reflected in Other Noncurrent Liabilities. The costs associated with the MGP Remediation Program have historically been recovered through the SBC charges to PSE&G ratepayers. As such, a $408 million Regulatory Asset was recorded.

Costs for the MGP Remediation Program were approximately $42 million for 2006. PSE&G anticipates spending $47 million in 2007, $50 million in 2008, and an average of approximately $40 million per year each year thereafter through 2016.

Power

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The Federal government may order companies not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to approximately $27,500 for each day of continued violation.

The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to requests for information and, in January 2002, reached an agreement with the NJDEP and the EPA to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power agreed to install advanced air pollution controls to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury from the coal-burning units at the Mercer and Hudson generating stations to ensure compliance with PSD/NSR. Power also agreed to spend at least $6 million on supplemental environmental projects and pay a $1 million civil penalty. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

Power subsequently notified the EPA and the NJDEP that it was evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets, increases in the cost of pollution control equipment and other necessary modifications to the unit. On November 30, 2006, Power reached an agreement with the EPA and NJDEP on an amendment to its 2002 agreement intended to achieve the emissions reductions targets of this agreement while providing more time to assess the feasibility of installing additional advanced emissions controls at Hudson.

The amended agreement with the EPA and the NJDEP, which is pending final approval, would allow Power to continue operating Hudson and extend for four years the deadline for installing environmental controls beyond the previous December 31, 2006 deadline. Power will be required to undertake a number of technology projects (SCRs, scrubbers, baghouses, carbon injection), plant modifications and operating procedure changes at Hudson and Mercer designed to meet targeted reductions in emissions of NOx, SO2, particulate matter and mercury. In addition, Power has agreed to notify the EPA and NJDEP by the end of 2007 whether it will install the additional emissions controls at Hudson by the end of 2010, or plan for the orderly shut down of the unit.

Under the program to date, Power has installed SCRs at Mercer at a cost of approximately $114 million. The cost of implementing the balance of the amended agreement at Mercer and Hudson is estimated at approximately $500 million for Mercer and at $600 million to $750 million for Hudson and will be incurred in the 2007-2010 timeframe. As part of the agreement, Fossil has agreed to purchase and retire emissions allowances, contribute approximately $3 million for programs to reduce particulate emissions from diesel engines in New Jersey and pay a $6 million civil penalty. In addition, in March 2007, Fossil entered into an engineering, procurement and construction contract with a third party contractor to complete all back-end technology requirements for the Mercer station, as referenced above.

As a result of the agreement, Power increased its environmental reserves by approximately $15 million to account for civil penalties associated with the amendment to the agreement and other costs. PSEG and Power recorded the charge in Other Deductions on their respective Condensed Consolidated Statements of Operations in the fourth quarter of 2006.

Mercury Regulation

New Jersey and Connecticut have adopted standards for the reduction of emissions of mercury from coal-fired electric generating units. In February 2007, Pennsylvania also issued new requirements for the reduction of mercury emissions from coal-fired power plants. Connecticut requires coal-fired power plants in Connecticut to achieve either an emissions limit or a 90% mercury removal efficiency through technology installed to control mercury emissions effective in July 2008. The regulations in New Jersey require coal-fired electric generating units in New Jersey to meet certain emissions limits or reduce emissions by 90% by December 15, 2007.

Under the New Jersey regulations, companies that are parties to multi-pollutant reduction agreements are permitted to postpone such reductions on half of their coal-fired electric generating capacity until December 15, 2012. With respect to Power’s New Jersey facilities, the other half of the reductions that are required to be achieved by December 15, 2007 will be achieved through the installation of carbon injection technology and baghouses as part of Power’s multi-pollutant reduction agreement with the NJDEP, which resulted from the amended 2002 agreement that resolved issues arising out of the PSD and the NSR air pollution control programs at the Hudson, Mercer and Bergen facilities, discussed above. The estimated costs of technology believed to be capable of meeting these emissions limits at Power’s coal-fired unit in Connecticut and at its Mercer Station are included in Power’s capital expenditures forecast. Total estimated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs for each project are between $150 million and $200 million. The Mercer expenditures are included in the PSD/NSR discussion above.

Connecticut has released proposed revisions to mercury regulations that encompass “Permit Requirements for Mercury Emissions from Coal-Fired Electric Generating Units”. On March 13, 2007, the Connecticut Department of Environmental Protection (CTDEP) released its hearing report on the “Permit Requirements from Mercury Emissions from Coal-Fired Electric Generating Units”. On February 17, 2007, Pennsylvania finalized its “State-specific” requirements to reduce mercury emissions from coal-fired electric generating units. As written, the regulations would not materially affect the costs already identified in Power’s capital expenditures forecast.

New Jersey Industrial Site Recovery Act (ISRA)

Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applies to the sale of certain assets. Power had a $51 million liability as of March 31, 2007 and December 31, 2006, related to these obligations, which is included in Other Noncurrent Liabilities on Power’s Condensed Consolidated Balance Sheets and Environmental Costs on PSEG’s Condensed Consolidated Balance Sheets.

Permit Renewals

In June 2001, the NJDEP issued a renewed New Jersey Pollutant Discharge Elimination System (NJPDES) permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water intake system. A renewal application prepared in accordance with Federal Water Pollution Control Act (FWPCA) Section 316(b) and the Phase II 316(b) rule was filed in February 2006 with the NJDEP, which allows the station to continue operating under its existing NJPDES permit until a new permit is issued. Power’s application to renew Salem’s NJPDES permit demonstrates that the station satisfies FWPCA Section 316(b) and meets the Phase II 316(b) rule’s performance standards for reduction of impingement and entrainment through the station’s existing cooling water intake technology and operations plus implemented restoration measures. The application further demonstrates that even without the benefits of restoration, the station meets the Phase II 316(b) rule’s site-specific determination standards, both on a comparison of the costs and benefits of new intake technology as well as a comparison of the costs to implement the technology at the facility to the cost estimates prepared by the EPA. The U.S. Court of Appeals for the Second Circuit issued a decision after Power filed its application that rejected the use of restoration and the site-specific cost-benefit test under the Phase II 316(b) rule. The Second Circuit Court and the United States Supreme Court have granted requests by the EPA and the industry petitioners for additional time to appeal the Second Circuit Court’s decision. If NJDEP were to require the installation of structures at the Salem facility to reduce cooling water intake flow commensurate with closed cycle cooling as a result of the unfavorable decision in the Phase II litigation, the costs would be material. Power’s application to renew the permit estimated that the costs associated with cooling towers for Salem are approximately $1 billion, of which Power’s share would be approximately $575 million. If NJDEP and the CTDEP were to require installation of closed-cycle cooling or its equivalent at Power’s five once-through cooled facilities, compliance with that requirement could have a significant impact on the facilities. These costs are not included in Power’s currently forecasted capital expenditures.

Energy Holdings

Bioenergie S.p.A. (Bioenergie)

In May 2006, Global became the majority shareholder of Prisma 2000 S.p.A. In March 2007, the shareholders of Prisma 2000 S.p.A. agreed to change the company name to Bioenergie. Bioenergie holds 100% of the stock of San Marco Bioenergie S.p.A (San Marco), owner of a 20 MW biomass generation facility in Italy. Global also assumed operational responsibility for the facility in May 2006, which was previously operated by Carlo Gavazzi Green Power pursuant to a Services Agreement with a Global subsidiary. Global’s total investment in Bioenergie is approximately $80 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2006, Global became aware that the Italian government was conducting a criminal investigation regarding allegations of violations of the facility’s air permit. The scope of the investigation was subsequently expanded to include alleged violations of the facility’s waste recycling and waste storage permits. The alleged violations include exceedances of permit limits for regulated pollutants, manipulation of the facility’s continuous emission monitoring system, false reporting and the use of fuels not authorized by the permit.

The Italian government has named five individuals as targets of the criminal investigation, including three former San Marco employees (including the former Managing Director and former plant and operations managers) and two former members of the facility’s Board of Directors. While San Marco has not been named as a target, there is a potential risk that it could be so named. In December 2006 and January 2007, the facility was served with orders that prohibit it from conducting operations (Sequestration Orders) to prevent recurring violations and the destruction of evidence. Counsel for San Marco has advised the Prosecuting Attorney that it will fully cooperate with the ongoing investigation and will implement the corrective actions required to prevent recurrence of the violations.

On April 26, 2007, the Prosecutor issued an order lifting the Sequestration Orders and returning control of the plant to San Marco. It is anticipated that the facility will resume commercial operations in the summer of 2007.

Electroandes S.A. (Electroandes)

In July 2005, Electroandes received a notice from Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, claiming past due taxes for 2002 totaling approximately $2 million related to certain interest deductions. Electroandes has taken similar interest deductions subsequent to 2002. The total cumulative estimated potential amount for past due taxes, including associated interest and penalties, is approximately $9 million through March 31, 2007. Electroandes believes it has valid legal defenses to these claims, and has filed an appeal with SUNAT with respect to which it has not yet received a response; however, no assurances can be given regarding the outcome of this matter. In March 2007, Global announced that it is exploring a potential sale of Electroandes.

Luz del Sur S.A.A. (LDS)

In January 2007, SUNAT filed two tax assessments against LDS totaling approximately $18 million, of which Global’s share would be approximately $7 million based on its 38% interest in LDS. The assessments relate to deductions LDS claimed beginning in 2000 for certain operating fees it paid to International Technical Operators under a technical services agreement, for certain bad debt deductions and certain other matters. The above assessments include interest and penalties claimed by SUNAT. LDS believes that most of such deductions were appropriate and filed an appeal in February 2007. LDS has obtained a legal opinion that it should be successful in contesting these material items/disallowances, however, no assurances can be given.

New Generation and Development

Power

Power has contracts with outside parties to purchase upgraded turbines for Salem Unit 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek to modestly increase its generating capacity. Phase II of the Salem Unit 2 turbine upgrade is currently scheduled for 2008 concurrent with steam generator replacement and is anticipated to increase capacity by 26 MW. Phase II of the Hope Creek turbine replacement is expected to be completed in 2007 along with the thermal power uprate and is expected to add approximately 125 MW of capacity. Power’s expenditures to date approximate $184 million (including Interest Capitalized During Construction (IDC) of $20 million) with an aggregate estimated share of total costs for these projects of $207 million (including IDC of $23 million). Timing, costs and results of these projects are dependent on timely completion of work, timely approval from the NRC and various other factors.

Completion of the projects discussed above within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)

PSE&G and Power

PSE&G is required to obtain all electric supply requirements through the annual New Jersey BGS auctions for customers who do not purchase electric supply from third-party suppliers. PSE&G enters into the Supplier Master Agreement (SMA) with the winners of these BGS auctions within three business days following the BPU’s approval. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s anticipated load requirements. The winners of the auction are responsible for fulfilling all the requirements of a PJM Interconnection, L.L.C. (PJM) Load Serving Entity (LSE) including capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume any migration risk and must satisfy New Jersey’s renewable portfolio standards.

Through the BGS auctions, PSE&G has contracted for its anticipated BGS-Fixed Price load, as follows:

Term	Term Ending
	May 2007(a)	May 2008(b)	May 2009(c)	May 2010(d)
	34 months	36 months	36 months	36 months
Load (MW)	2,840	2,840	2,882	2,758
$ per kWh	$0.05515	$0.06541	$0.10251	$0.09888

(a)	Prices set in the February 2004 BGS auction.

(b)	Prices set in the February 2005 BGS auction.

(c)	Prices set in the February 2006 BGS auction.

(d)	Prices set in the February 2007 BGS auction, which becomes effective on June 1, 2007 when the agreements for the 34-month (May 2007) BGS-FP supply agreements expire.

Power seeks to mitigate volatility in its results by contracting in advance for its anticipated electric output as well as its anticipated fuel needs.

As part of its objective, Power has entered into contracts to directly supply PSE&G and other New Jersey Electric Distribution Companies (EDCs) with a portion of their respective BGS requirements through the New Jersey BGS auction process, described above. In addition to the BGS-related contracts, Power enters into firm supply contracts with EDCs, as well as other firm sales and commitments.

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. The contract extends through March 31, 2012, and year-to-year thereafter. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits recovery of the cost of gas hedging up to 115 billion cubic feet or approximately 80% of PSE&G’s residential gas supply annually through the BGSS tariff. For additional information, see Note 13. Related-Party Transactions.

Minimum Fuel Purchase Requirements

Power

Coal and Oil

Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. The coal purchase commitments through 2009 amount to approximately 70% of its average anticipated coal needs, including transportation. These commitments total approximately $659 million.

Nuclear Fuel

Power has several long-term purchase contracts for the supply of nuclear fuel for the Salem and Hope Creek Nuclear Generating Stations. Power has inventory and commitments to purchase sufficient quantities of uranium (concentrates and uranium hexafluoride) to meet 100% of its total estimated requirements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

through 2011. Additionally, Power has commitments covering approximately 55% of its estimated requirements for 2012 and 15% from 2013 through 2016. These commitments, based on current market prices, total approximately $577 million ($428 million Power’s estimated share). Power’s policy is to maintain certain levels of concentrates and uranium hexafluoride in inventory and to make periodic purchases to support such levels. As such, the commitments referred to above include estimated quantities to be purchased that are in excess of contractual minimum quantities.

Power also has commitments that provide 100% of its uranium enrichment requirements through 2010 that total approximately $200 million ($147 million Power’s estimated share).

Power has commitments for the fabrication of fuel assemblies for reloads required through 2011 for Salem and through 2012 for Hope Creek that total approximately $123 million ($93 million Power’s estimated share).

Natural Gas

In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations to PSE&G. As of March 31, 2007, the total minimum requirements under these contracts were approximately $1.1 billion through 2016.

These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

Energy Holdings

The Texas generation facilities have entered into gas supply agreements for their anticipated fuel requirements to satisfy obligations under their forward energy sales contracts. The plants had fuel purchase commitments totaling $106 million to support all of their contracted energy sales.

Operating Services Contract (OSC)

Power

On January 17, 2005, Nuclear entered into an OSC with Exelon Generation LLC (Exelon) relating to the operation of the Hope Creek and Salem nuclear generating stations. The OSC requires Exelon to provide key personnel to oversee daily plant operations at the Hope Creek and Salem nuclear generating stations and to implement a management model that Exelon has used to manage its own nuclear facilities. Nuclear continues as the license holder with exclusive legal authority to operate and maintain the plants, retains responsibility for management oversight and has full authority with respect to the marketing of its share of the output from the facilities. Exelon is entitled to receive reimbursement of its costs in discharging its obligations, an annual operating services fee of $3 million and incentive fees up to $12 million annually based on attainment of goals relating to safety, capacity factor and operation and maintenance expenses. On October 27, 2006, Nuclear informed Exelon that it was electing to continue the OSC for up to two years beyond the initial January 2007 period.

In December 2006, Power announced its plans to resume direct management of the Salem and Hope Creek nuclear generating stations before the expiration of the OSC. As part of this plan, on January 1, 2007, the senior management team at Salem and Hope Creek, which consisted of three senior executives from Exelon, became employees of Power. Power has continued to recruit additional employees to build its organizational structure. Power is analyzing its various options and expects to implement a plan during the second quarter to fully resume functions that Exelon currently performs, which would put Power in a position to terminate the OSC by the end of 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maintenance Agreement

Power

Power entered into a long-term contractual services agreement with a vendor in September 2003 to provide the outage and service needs for certain of Power’s generating units at market rates. The contract covers approximately 25 years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

Investment Tax Credits (ITC)

PSEG and PSE&G

As of June 1999, the Internal Revenue Service (IRS) had issued several private letter rulings (PLRs) that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets’ regulatory lives, which for PSE&G, were terminated upon New Jersey’s electric industry deregulation. Based on this fact, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G’s generation assets that were transferred to Power, and recorded a $235 million reduction of the extraordinary charge in 1999 due to the restructuring of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a PLR from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a PLR request with the IRS in 2002.

On May 11, 2006, the IRS issued a PLR to PSE&G. The PLR concluded that none of the generation ITC could be passed to utility customers without violating the normalization rules. While the holding in the PLR is a favorable development for PSE&G, an outstanding Treasury regulation project could overturn the holding in the PLR if the Treasury were to alter a position set out in certain December 21, 2005 proposed regulations. The issue cannot be fully resolved until the final Treasury regulations are issued.

On May 16, 2006, the BPU voted in favor of a special investigation and hearing before the BPU concerning PSE&G’s actions leading up to receiving the PLR, specifically its failure to abide by a BPU order to withdraw the request. An order detailing such special investigation has not yet been issued and no investigation has begun.

On October 13, 2006, the Appellate Division of the Superior Court of New Jersey granted PSE&G’s motion to dismiss PSE&G’s appeal of the BPU’s order to withdraw the PLR since PSE&G has already received the PLR. The court also determined that if the BPU seeks to take future action against PSE&G based on the alleged violation of its order, PSE&G can restart the appeal.

BPU Deferral Audit

PSEG and PSE&G

The BPU Energy and Audit Division conducts audits of deferred balances, which are under various adjustment clauses. A draft Deferral Audit—Phase II report relating to the 12-month period ended July 31, 2003 was released by the consultant to the BPU in April 2005. The draft report addresses the SBC, Market Transition Charge (MTC) and Non-Utility Generation (NUG) deferred balances. The BPU released the report on May 13, 2005.

While the consultant to the BPU found that the Phase II deferral balances complied in all material respects with the BPU Orders regarding such deferrals, the consultant noted that the BPU Staff had raised certain questions with respect to the reconciliation method PSE&G employed in calculating the overrecovery of its MTC and other charges during the Phase I and Phase II four-year transition period. The amount in dispute is approximately $130 million.

On January 31, 2007, PSE&G requested that the matter be transmitted to the Office of Administrative Law for the development of an evidentiary record and an initial decision. The BPU granted the request on February 7, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While PSE&G believes the MTC methodology it used was fully litigated and resolved, without exception, by the BPU and other intervening parties in its previous electric base rate case, deferral audit and deferral proceeding that were approved by the BPU in its order on April 22, 2004, and that such order is non-appealable, PSE&G cannot predict the impact of the outcome of this proceeding.

New Jersey Clean Energy Program

PSE&G

The BPU has approved a funding requirement for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2005 to 2008. The sum of PSE&G’s electric and gas funding requirement was $37 million and $30 million for the three months ended March 31, 2007 and 2006, respectively. The remaining liability has been recorded at a discounted present value with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the SBC. The liability for the funding requirement as of March 31, 2007 and December 31, 2006 was $228 million and $253 million, respectively.

Leveraged Lease Investments

PSEG and Energy Holdings

On November 16, 2006, the IRS issued a report with respect to its audit of PSEG’s corporate tax returns for tax years 1997 through 2000, which disallowed all deductions associated with certain of Resources’ lease transactions that are similar to a type that the IRS publicly announced its intention to challenge. In addition, the IRS imposed a 20% penalty for substantial understatement of tax liability. In February 2007, PSEG filed a protest to the Office of Appeals of the IRS. As of March 31, 2007 and December 31, 2006, Resources’ total gross investment in such transactions was approximately $1.4 billion and $1.5 billion, respectively.

If all deductions associated with these lease transactions, entered into by PSEG between 1997 and 2002, are successfully challenged by the IRS, it could have a material adverse impact on PSEG’s and Energy Holdings’ financial position, results of operations and net cash flows and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law and will aggressively contest the IRS’s disallowance. PSEG believes that it is more likely than not that it will prevail with respect to the IRS’s challenge, although no assurances can be given.

If the IRS’s disallowance of tax benefits associated with all of these lease transactions was sustained, approximately $796 million of PSEG’s deferred tax liabilities that have been recorded under leveraged lease accounting through March 31, 2007 would become currently payable. In addition, current interest would be charged of approximately $132 million after-tax, and penalties of $159 million may become payable. Energy Holdings’ management has assessed the probability of various outcomes to this matter and recorded reserves in accordance with FIN 48.

For additional information and guidance for leveraged leases, see Note 2. Recent Accounting Standards.

Note 6. Financial Risk Management Activities

PSEG, PSE&G, Power and Energy Holdings

The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term ‘hedge’ to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the gains or losses on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G, Power and Energy Holdings uses derivative instruments as risk management tools consistent with its respective business plan and prudent business practices.

Derivative Instruments and Hedging Activities

Commodity Contracts

Power

Power actively transacts in energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal, oil and emission allowances in the spot, forward and futures markets, primarily in the Northeastern and Mid Atlantic United States.

Power maintains a strategy of entering into positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options, futures and FTRs. During the quarter ended March 31, 2007, higher market prices for electricity have resulted in additional unrealized losses on many of these contracts leading to an increase in Accumulated Other Comprehensive Loss (OCL). Power marks its derivative energy-related contracts to market in accordance with SFAS 133, with changes in fair value charged to the Condensed Consolidated Statements of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

Cash Flow Hedges

Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps and futures transactions to hedge the price of fuel to meet its fuel purchase requirements. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of March 31, 2007, the fair value of these hedges was $(449) million and resulted in $(267) million after-tax recorded in OCL. As of December 31, 2006, the fair value of these hedges was $(166) million. These hedges, along with realized losses on hedges of $(19) million retained in OCL, resulted in a $(108) million after-tax balance in OCL. The increase of $159 million in OCL during the quarter ended March 31, 2007 was caused mainly by higher electricity market prices. During the 12 months ending March 31, 2008, $186 million after-tax of net unrealized losses on these commodity derivatives is expected to be reclassified to earnings. Approximately $85 million of after-tax unrealized losses on these commodity derivatives in OCL is expected to be reclassified to earnings for the 12 months ending March 31, 2009. Ineffectiveness associated with these hedges, as defined in SFAS 133, was $(2) million at March 31, 2007. The expiration date of the longest dated cash flow hedge is in 2010.

Other Derivatives

Power also enters into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs or Operating Revenues, as appropriate, on the Condensed Consolidated Statements of Operations. The net fair value of these instruments as of March 31, 2007 was less than $(1) million. The net fair value of these instruments as of December 31, 2006 was $1 million.

Energy Holdings

Other Derivatives

The Texas generation facilities enter into electricity forward and capacity sale contracts to sell their 2,000 MW capacity for portions of the current calendar year, with the balance sold into the daily spot market. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Texas generation facilities also enter into gas purchase contracts to specifically match the generation requirements to support the electricity forward sales contracts. Although these contracts fix the amount of revenue, fuel costs and cash flows, and thereby provide financial stability to the Texas generation facilities, these contracts are, based on their terms, derivatives that do not meet the specific accounting criteria in SFAS 133 to qualify for the normal purchases and normal sales exception, or to be designated as a hedge for accounting purposes. As a result, these contracts must be recorded at fair value. The net fair value of the open positions was approximately $9 million and $38 million as of March 31, 2007 and December 31, 2006, respectively.

Interest Rates

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

Fair Value Hedges

PSEG and Power

In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power’s fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of March 31, 2007 and December 31, 2006, the fair value of the hedge was $(7) million and $(9) million, respectively.

Cash Flow Hedges

PSEG, PSE&G and Energy Holdings

PSEG, PSE&G and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. Except for PSE&G’s cash flow hedges, the fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Income/Loss. As of March 31, 2007, the fair value of these cash flow hedges was $(5) million, consisting of $(4) million and $(1) million at PSE&G and Energy Holdings, respectively. As of December 31, 2006, the fair value of these cash flow hedges was $(4) million, primarily at PSE&G. The $(4) million at PSE&G as of both March 31, 2007 and December 31, 2006 is not included in Accumulated Other Comprehensive Income/Loss, as it is deferred as a Regulatory Asset and is expected to be recovered from PSE&G’s customers. During the next 12 months, approximately $1 million of unrealized losses (net of taxes) on interest rate derivatives in OCL is expected to be reclassified at PSEG. As of March 31, 2007, there was no hedge ineffectiveness associated with these hedges.

Foreign Currencies

Energy Holdings

Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of its risks is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Peruvian Nuevo Sol and the Chilean Peso and to a lesser extent, the Euro. Changes in valuation of these currencies can impact the value of Global’s investments, results of operations, financial condition and cash flows. Global has attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global may also use foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the Chilean Peso and the Peruvian Nuevo Sol had originally depreciated relative to the U.S. Dollar after Global’s initial investments, the currencies have appreciated significantly over the past few years. The net cumulative foreign currency revaluations have increased the total amount of Energy Holdings’ Member’s Equity by $124 million as of March 31, 2007.

Hedges of Net Investments in Foreign Operations

Energy Holdings

In March 2004 and April 2004, Energy Holdings entered into four cross-currency interest rate swap agreements. The swaps are designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. The fair value of the cross-currency swaps was $(22) million and $(25) million as of March 31, 2007 and December 31, 2006, respectively. The change in fair value of the majority of the swaps is recorded in Cumulative Translation Adjustment within OCL. As a result, Energy Holdings’ Member’s Equity was reduced by $22 million as of March 31, 2007.

Note 7. Comprehensive Income, Net of Tax

	PSE&G	Power(A)	Energy Holdings(B)	Other	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2007:
Net Income (Loss)	$132	$213	$3	$(19)	$329
Other Comprehensive Loss	—	(155)	(9)	—	(164)

Comprehensive Income (Loss)	$132	$58	$(6)	$(19)	$165

For the Quarter Ended March 31, 2006:
Net Income (Loss)	$78	$112	$32	$(19)	$203
Other Comprehensive Income	—	133	2	1	136

Comprehensive Income (Loss)	$78	$245	$34	$(18)	$339

(A)

Changes at Power primarily relate to changes in SFAS 133 unrealized gains and losses on derivative contracts that qualify for hedge accounting in 2007 and 2006, combined with unrealized gains in the NDT Fund in 2006.

(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments in 2007 and 2006 and unrealized gains on derivative contracts in 2006.

(C)	Other primarily consists of activity at PSEG (as parent company), Services and intercompany eliminations.

Note 8. Changes in Capitalization

PSEG

On April 13, 2007, PSEG called for redemption on May 15, 2007, the outstanding $375 million of its Floating Rate Notes Due 2008 at 100% of the principal amount.

For the quarter ended March 31, 2007, PSEG issued 393,355 shares of its common stock in connection with settling stock options for approximately $29 million.

For the quarter ended March 31, 2007, PSEG issued approximately 204,068 shares of its common stock under its Dividend Reinvestment Program and its Employee Stock Purchase Program for approximately $17 million.

PSE&G

On January 2, 2007, PSE&G repaid at maturity $113 million of its 6.25% Series WW First and Refunding Mortgage Bonds.

For the quarter ended March 31, 2007, Transition Funding repaid approximately $38 million of its transition bonds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power

In March 2007, Power paid a cash dividend to PSEG of $125 million.

Energy Holdings

In March 2007, Energy Holdings made a cash distribution to PSEG of $145 million in the form of a return of capital.

During the first three months of 2007, Energy Holdings’ subsidiaries repaid approximately $16 million of non-recourse debt, including $14 million by Global, primarily related to the Texas generation facilities, $1 million by Resources and $1 million by EGDC.

Note 9. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other(A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended March 31, 2007:
Interest and Dividend Income	$3	$5	$3	$—	$11
NDT Fund Realized Gains	—	34	—	—	34
NDT Interest and Dividend Income	—	12	—	—	12
Change in Derivative Fair Value	—	—	1	—	1
Arbitration Award (Konya-Ilgin)	—	—	9	—	9
Other	2	—	3	—	5

Total Other Income	$5	$51	$16	$—	$72

For the Quarter Ended March 31, 2006:
Interest and Dividend Income	$3	$4	$2	$(2)	$7
NDT Fund Realized Gains	—	27	—	—	27
NDT Interest and Dividend Income	—	10	—	—	10
Foreign Currency Gains	—	—	3	—	3
Change in Derivative Fair Value	—	—	1	—	1
Other	1	—	1	—	2

Total Other Income	$4	$41	$7	$(2)	$50

	PSE&G	Power	Energy Holdings	Other(A)	Consolidated Total
	(Millions)
Other Deductions:
For the Quarter Ended March 31, 2007:
Donations	$1	$—	$—	$5	$6
NDT Fund Realized Losses and Expenses	—	17	—	—	17
Foreign Currency Losses	—	—	1	—	1
Loss on Disposition of Assets	—	1	—	—	1
Other-Than-Temporary Impairment of Investments	—	10	—	—	10
Other	—	1	1	—	2

Total Other Deductions	$1	$29	$2	$5	$37

For the Quarter Ended March 31, 2006:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	19	—	—	19
Foreign Currency Losses	—	—	2	—	2
Change in Derivative Fair Value	—	—	2	—	2
Other	—	—	3	—	3

Total Other Deductions	$1	$19	$7	$—	$27

(A)	Other consists of reclassifications for minority interests in PSEG’s consolidated results of operations and intercompany eliminations at PSEG (as parent company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Pension and Other Postretirement Benefits (OPEB)

PSEG

PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis. OPEB costs are presented net of the federal subsidy expected for prescription drugs under the Medicare Prescription Drug Improvement and Modernization Act of 2003.

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2007	2006	2007	2006
	(Millions)
Components of Net Periodic Benefit Costs:
Service Cost	$21	$21	$4	$5
Interest Cost	54	53	18	17
Expected Return on Plan Assets	(72)	(67)	(4)	(3)
Amortization of Net
Transition Obligation	—	—	7	7
Prior Service Cost	3	3	3	3
Loss	5	13	2	2

Net Periodic Benefit Cost	11	23	30	31
Effect of Regulatory Asset	—	—	5	5

Total Benefit Costs	$11	$23	$35	$36

PSE&G, Power, Energy Holdings and Services

Pension costs and OPEB costs for PSE&G, Power, Energy Holdings and Services are detailed as follows:

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2007	2006	2007	2006
	(Millions)
PSE&G	$5	$12	$30	$30
Power	3	7	4	4
Energy Holdings	—	—	—	—
Services	3	4	1	2

Total PSEG Consolidated Benefit Costs	$11	$23	$35	$36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Income Taxes

An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings		Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2007:
Income (Loss) Before Income Taxes	$231	$374	$23		$(31)	$597

Tax Computed at the Statutory Rate	$81	$131	$8		$(11)	$209
Increase (Decrease) Attributable to Flow Through of Certain Tax Adjustments:
State Income Taxes after Federal Benefit	16	23	(1)		(1)	37
Rate Differential of Foreign Operations	—	—	9		—	9
Reserve for Tax Contingencies	—	1	5		—	6
Other	2	—	(1)		—	1

Total Income Tax Expense (Benefit)	$99	$155	$20		$(12)	$262

Effective Income Tax Rate	42.9%	41.4%	87.0	%(B)	38.7%	43.9%
For the Quarter Ended March 31, 2006:
Income (Loss) Before Income Taxes	$143	$207	$40		$(33)	$357

Tax Computed at the Statutory Rate	$50	$73	$14		$(12)	$125
Increase (Decrease) Attributable to Flow Through of Certain Tax Adjustments:
State Income Taxes after Federal Benefit	11	11	(2)		(2)	18
Plant Related Items	3	—	—		—	3
Other	1	2	—		—	3

Total Income Tax Expense (Benefit)	$65	$86	$12		$(14)	$149

Effective Income Tax Rate	45.5%	41.5%	30.0%		42.4%	41.7%

(A)	PSEG’s other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs.

(B)	Reflects interim period distortion due to asset sales and other one-time adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PSEG, PSE&G, Power and Energy Holdings adopted FIN 48 effective January 1, 2007, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. For additional information, see Note 2. Recent Accounting Standards. Upon adoption, PSEG, PSE&G, Power and Energy Holdings recorded the following amounts related to their respective uncertain tax positions:

	PSE&G	Power	Energy Holdings	Other(B)	Consolidated Total
Unrecognized Tax Benefits(A)	$49	$21	$408	$1	$479
Accumulated Deferred Income Taxes associated with Unrecognized Tax Benefits	(9)	(7)	(246)	—	(262)
Regulatory Asset-Unrecognized Tax Benefits	(11)	—	—	—	(11)

Unrecognized Tax Benefits that, if recognized, would impact the effective tax rate(A)	$29	$14	$162	$1	$206

Interest and Penalties Accrued	$5	$3	$81	$—	$89

(A)	Includes interest and penalties

(B)	PSEG’s other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs.

There were no material changes to the amounts above during the quarter ended March 31, 2007 and no significant increases or decreases in unrecognized tax benefits are reasonably possible to occur within the next 12 months. PSEG, PSE&G, Power and Energy Holdings include all accrued interest and penalties, required to be recorded under FIN 48, as income tax expense.

Income tax years for PSEG, PSE&G, Power and Energy Holdings that remain subject to examination by material jurisdictions, where an examination has not already concluded, are as follows:

	PSE&G	Power	Energy Holdings	Consolidated Total
United States
Federal	2001-2006	2001-2006	2001-2006	2001-2006
New Jersey	2001-2006	N/A	1997-2006	1997-2006
Pennsylvania	2003-2006	N/A	2003-2006	2003-2006
Connecticut	N/A	N/A	N/A	2003-2006
Texas	N/A	N/A	2006	2006
California	N/A	N/A	2002-2006	2002-2006
Indiana	N/A	N/A	N/A	2003-2006
Ohio	N/A	N/A	N/A	2003-2005
Foreign
Chile	N/A	N/A	2004-2006	2004-2006
Peru	N/A	N/A	2002-2006	2002-2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Financial Information by Business Segments

Information related to the segments of PSEG and its subsidiaries is detailed below:

	PSE&G	Power	Energy Holdings			Other(B)	Consolidated Total
			Resources	Global	Other(A)
	(Millions)
For the Quarter Ended March 31, 2007:
Total Operating Revenues	$2,486	$2,149	$44	$208	$2	$(1,275)	$3,614
Income (Loss) From Continuing Operations	132	219	17	(13)	(1)	(19)	335
Loss from Discontinued Operations, net of tax	—	(6)	—	—	—	—	(6)
Net Income (Loss)	132	213	17	(13)	(1)	(19)	329
Preferred Securities Dividends	(1)	—	—	—	—	1	—
Segment Earnings (Loss)	131	213	17	(13)	(1)	(18)	329
Gross Additions to Long-Lived Assets	130	126	—	16	—	3	275
As of March 31, 2007:
Total Assets	$14,524	$8,128	$2,904	$3,004	$97	$(295)	$28,362
Investments in Equity Method Subsidiaries	$—	$16	$8	$786	$—	$—	$810
For the Quarter Ended March 31, 2006:
Total Operating Revenues	$2,293	$1,967	$47	$263	$2	$(1,111)	$3,461
Income (Loss) From Continuing Operations	78	121	20	9	(1)	(19)	208
Income (Loss) from Discontinued Operations, net of tax	—	(9)	—	4	—	—	(5)
Net Income (Loss)	78	112	20	13	(1)	(19)	203
Preferred Securities Dividends	(1)	—	—	—	—	1	—
Segment Earnings (Loss)	77	112	20	13	(1)	(18)	203
Gross Additions to Long-Lived Assets	108	118	—	13	1	—	240
As of December 31, 2006:
Total Assets	$14,553	$8,146	$2,969	$3,095	$100	$(293)	$28,570
Investments in Equity Method Subsidiaries	$—	$16	$5	$817	$—	$—	$838

(A)

Energy Holdings’ other activities include amounts applicable to Energy Holdings (as parent company) and EGDC. The net losses primarily relate to financing and certain administrative and general costs of Energy Holdings.

(B)

PSEG’s other activities include amounts applicable to PSEG (as parent corporation), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 13. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at PSEG, as parent corporation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. Related-Party Transactions

The majority of the following discussion relates to intercompany transactions. These transactions were recognized on each company’s stand-alone financial statements and were eliminated during the consolidation process in accordance with GAAP when preparing PSEG’s Condensed Consolidated Financial Statements.

BGS and BGSS Contracts

PSE&G and Power

PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 2012 and year-to-year thereafter. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

The amounts which Power charged to PSE&G for BGS and BGSS are presented below:

	Power’s Billings for the Quarters Ended March 31,
	2007	2006
	(Millions)
BGS	$218	$101
BGSS	$1,049	$1,003

As of March 31, 2007 and December 31, 2006, Power had net receivables from PSE&G of approximately $379 million and $370 million, respectively, primarily related to the BGS and BGSS contracts. In addition, as of March 31, 2007 and December 31, 2006, PSE&G had a payable to Power of approximately $5 million and $174 million, respectively, related to gas supply hedges Power entered into for BGSS.

Services

PSE&G, Power and Energy Holdings

Services provides and bills administrative services to PSE&G, Power and Energy Holdings. In addition, PSE&G, Power and Energy Holdings have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies. The billings for administrative services and payables are presented below:

	Services’ Billings for the Quarters Ended March 31,		Payable to Services as of
			March 31, 2007	December 31, 2006
	2007	2006
	(Millions)
PSE&G	$49	$55	$32	$41
Power	$33	$37	$18	$21
Energy Holdings	$5	$5	$2	$2

PSE&G, Power and Energy Holdings believe that the costs of services provided by Services approximate market value for such services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tax Sharing Agreements

PSEG, PSE&G, Power and Energy Holdings

PSE&G, Power and Energy Holdings had (payables to) receivables from PSEG related to taxes as follows:

	(Payable to) Receivable from PSEG as of
	March 31, 2007	December 31, 2006
	(Millions)
PSE&G	$(89)	$(63)
Power	$(122)	$(28)
Energy Holdings	$30	$(10)

As a result of the adoption of FIN 48, PSE&G, Power and Energy Holdings each recorded payables to PSEG related to uncertain tax positions. See Note 2. Recent Accounting Standards. Such amounts as of March 31, 2007 were as follows:

Payable to PSEG as of March 31, 2007
(Millions)
PSE&G	$51
Power	$22
Energy Holdings	$424

Affiliate Loans and Advances

PSEG and Power

As of March 31, 2007, Power had a demand note receivable of $525 million due from PSEG. As of December 31, 2006, Power had a demand note payable to PSEG of approximately $54 million for short-term funding needs.

PSEG and Energy Holdings

As of March 31, 2007 and December 31, 2006, Energy Holdings had a demand note receivable due from PSEG of $25 million and $28 million, respectively. These notes reflect the investment of Energy Holdings’ excess cash with PSEG.

PSE&G and Services

As of each of March 31, 2007 and December 31, 2006, PSE&G had advanced working capital to Services of approximately $33 million. This amount is included in Other Noncurrent Assets on PSE&G’s Condensed Consolidated Balance Sheets.

Power and Services

As of each of March 31, 2007 and December 31, 2006, Power had advanced working capital to Services of approximately $17 million. This amount is included in Other Noncurrent Assets on Power’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

PSEG and PSE&G

As of March 31, 2007 and December 31, 2006, PSE&G had net receivables from PSEG of approximately $2 million and $3 million, respectively, related to amounts that PSEG had collected on PSE&G’s behalf.

PSEG and Power

As of March 31, 2007 and December 31, 2006, Power had net receivables from PSEG of approximately $6 million and $1 million, respectively, related to amounts that PSEG had collected on Power’s behalf.

PSEG and Energy Holdings

As of March 31, 2007, Energy Holdings had net receivables from PSEG of approximately $2 million, primarily for interest due on the demand note receivable from PSEG.

Energy Holdings and PSE&G

As of each of March 31, 2007 and December 31, 2006, Energy Holdings had a receivable of approximately $1 million related to efficiency incentive initiatives performed for PSE&G’s customers. Energy Holdings recorded revenues for such services of approximately $1 million and $4 million for the quarters ended March 31, 2007 and 2006, respectively.

Note 14. Guarantees of Debt

Power

Each series of Power’s Senior Notes and Pollution Control Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2007:
Operating Revenues	$—	$2,401	$27	$(279)	$2,149
Operating Expenses	—	2,014	24	(278)	1,760

Operating Income	—	387	3	(1)	389
Equity Earnings (Losses) of Subsidiaries	217	(12)	—	(205)	—
Other Income	49	66	—	(64)	51
Other Deductions	—	(29)	—	—	(29)
Interest Expense	(54)	(35)	(11)	63	(37)
Income Taxes	1	(160)	3	1	(155)
Loss from Discontinued Operations, net of tax	—	—	(6)	—	(6)

Net Income (Loss)	$213	$217	$(11)	$(206)	$213

For the Quarter Ended March 31, 2007:
Net Cash Provided By (Used In) Operating Activities	$61	$801	$(17)	$(21)	$824
Net Cash Provided By (Used In) Investing Activities	$64	$114	$(14)	$(815)	$(651)
Net Cash (Used In) Provided By Financing Activities	$(125)	$(921)	$31	$836	$(179)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2006:
Operating Revenues	$—	$2,194	$33	$(260)	$1,967
Operating Expenses	—	1,977	33	(260)	1,750

Operating Income	—	217	—	—	217
Equity Earnings (Losses) of Subsidiaries	113	(11)	—	(102)	—
Other Income	40	45	—	(44)	41
Other Deductions	—	(19)	—	—	(19)
Interest Expense	(43)	(14)	(19)	44	(32)
Income Taxes	2	(95)	7	—	(86)
Loss from Discontinued Operations, net of tax	—	—	(9)	—	(9)

Net Income (Loss)	$112	$123	$(21)	$(102)	$112

For the Quarter Ended March 31, 2006:
Net Cash Provided By (Used In) Operating Activities	$810	$(605)	$(3)	$480	$682
Net Cash (Used In) Provided By Investing Activities	$(810)	$588	$3	$(264)	$(483)
Net Cash Provided By (Used In) Financing Activities	$—	$13	$—	$(215)	$(202)
As of March 31, 2007:
Current Assets	$2,830	$2,817	$545	$(3,877)	$2,315
Property, Plant and Equipment, net	150	3,261	862	—	4,273
Investment in Subsidiaries	3,396	189	—	(3,585)	—
Noncurrent Assets	180	1,581	73	(294)	1,540

Total Assets	$6,556	$7,848	$1,480	$(7,756)	$8,128

Current Liabilities	$118	$3,656	$1,280	$(3,878)	$1,176
Noncurrent Liabilities	277	796	11	(293)	791
Long-Term Debt	2,818	—	—	—	2,818
Member’s Equity	3,343	3,396	189	(3,585)	3,343

Total Liabilities and Member’s Equity	$6,556	$7,848	$1,480	$(7,756)	$8,128

As of December 31, 2006:
Current Assets	$1,982	$3,416	$531	$(3,441)	$2,488
Property, Plant and Equipment, net	150	3,226	854	—	4,230
Investment in Subsidiaries	4,287	201	—	(4,488)	—
Noncurrent Assets	173	1,398	79	(222)	1,428

Total Assets	$6,592	$8,241	$1,464	$(8,151)	$8,146

Current Liabilities	$97	$3,179	$1,251	$(3,443)	$1,084
Noncurrent Liabilities	253	776	12	(220)	821
Long-Term Debt	2,818	—	—	—	2,818
Member’s Equity	3,424	4,286	201	(4,488)	3,423

Total Liabilities and Member’s Equity	$6,592	$8,241	$1,464	$(8,151)	$8,146

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Following are the significant changes in or additions to information reported in the 2006 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations. This discussion refers to the Condensed Consolidated Financial Statements (Statements) and the related Notes to Condensed Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no other representations whatsoever as to any other company.

OVERVIEW OF 2007 AND FUTURE OUTLOOK

PSEG, PSE&G, Power and Energy Holdings

PSEG’s business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources). The following discussion relates to the markets in which PSEG’s subsidiaries compete, the corporate strategy for the conduct of PSEG’s businesses within these markets, significant events that have occurred during the first quarter of 2007 and future outlook for PSE&G, Power and Energy Holdings, as well as the key factors that will drive the future performance of these businesses.

PSE&G

PSE&G operates as an electric and gas public utility in New Jersey under cost-based regulation by the New Jersey Board of Public Utilities (BPU) for its distribution operations and by the Federal Energy Regulatory Commission (FERC) for its electric transmission and wholesale sales operations.

Consequently, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies. On November 9, 2006, PSE&G reached settlement agreements in the Gas Base Rate Case and Electric Distribution Financial Review, which were approved by the BPU. The settlement in the Gas Base Rate Case provides for an annual increase in gas revenues of $40 million, an adjustment to lower book depreciation expense for PSE&G by approximately $26 million annually and the amortization of accumulated cost of removal that will further reduce depreciation and amortization expense by $13 million annually for five years. The electric settlement authorizes a reduction in the former excess depreciation rate credit to $22 million, resulting in additional revenue to PSE&G of approximately $47 million annually based on current sales volumes.

Overview and Future Outlook

In February 2007, the BPU approved the results of New Jersey’s annual Basic Generation Service (BGS)-Fixed Price (FP) and BGS-Commercial and Industrial Energy Price (CIEP) auctions and PSE&G successfully secured contracts to provide the electricity requirements for the majority of its customers’ needs.

PSE&G believes that the decisions in November 2006 for both gas and electric base rates position it to earn reasonable returns on investment in the future. The full year impact of these decisions combined with an anticipated return to more normal weather conditions is expected to improve PSE&G’s margins for 2007 and beyond.

The risks to PSE&G’s business generally relate to the treatment of the various rate and other issues by the state and federal regulatory agencies, specifically the BPU and FERC. PSE&G’s success will depend, in part, on its ability to attain a reasonable rate of return, continue cost containment initiatives, maintain system reliability and safety levels and continued recovery, with an adequate return, of the regulatory assets it has deferred and the investments it plans to make in its electric and gas transmission and distribution system. FERC’s recent ruling regarding PJM transmission rate design is also expected to have a positive impact as PSE&G’s current transmission rate structure will remain in place. Since PSE&G earns no margin on the commodity portion of its electric and gas sales through tariff agreements, there is no anticipated commodity price volatility for PSE&G.

Power

Power is an electric generation and wholesale energy marketing and trading company that is focused on a generation market in the Northeast and Mid Atlantic U.S. Power’s principal operating subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T) are regulated by FERC. Through its subsidiaries, Power seeks to produce low-cost energy through efficient operations of its nuclear, coal and gas-fired generation facilities, balance its generation production, fuel requirements and supply obligations through energy portfolio management and pursue disciplined growth. Changes in the operation of Power’s generating facilities, fuel and capacity prices, expected contract prices, capacity factors or other assumptions could materially affect its ability to meet earnings targets and/or liquidity requirements. In addition to the electric generation business described above, Power’s revenues include gas supply sales under the Basic Gas Supply Service (BGSS) contract with PSE&G.

As a merchant generator, Power’s profit is derived from selling under contract or on the spot market a range of diverse products such as energy, capacity, emissions credits, congestion credits and a series of energy-related products that the system operator uses to optimize the operation of the energy grid, known as ancillary services. Accordingly, the prices of commodities, such as electricity, gas, coal and emissions, as well as the availability of Power’s diverse fleet of generation units to produce these products, can have a material effect on Power’s profitability. In recent years, the prices at which transactions are entered into for future delivery of these products, as evidenced through the market for forward contracts at points such as PJM Interconnection, L.L.C. (PJM) West, have escalated considerably over historical prices. Broad market price increases such as these are expected to have a positive effect on Power’s results. Historically, Power’s nuclear and coal-fired facilities have produced over 50% and 25% of Power’s production, respectively. With the vast majority of its power sourced from these lower-cost units, the rise in electric prices is anticipated to yield higher near-term margins for Power. Over a longer-term horizon, if these higher prices are sustained at levels reflective of what the current forward markets indicate, it would yield an attractive environment for Power to contract the sale of its anticipated output, allowing for potentially sustained higher profitability than recognized in prior years. These prices also increase the cost of replacement power, thereby placing incremental risk on the operations of the generating units to produce these products.

Power seeks to mitigate volatility in its results by contracting in advance for a significant portion of its anticipated electric output and fuel needs. Power believes this contracting strategy increases stability of earnings and cash flow. By keeping some portion of its output uncontracted, Power is able to retain some exposure to market changes as well as provide some protection in the event of unexpected generation outages.

Power seeks to sell a portion of its anticipated low-cost nuclear and coal-fired generation over a multi-year forward horizon, normally over a period of approximately two to three years. By contrast, Power takes a more opportunistic approach in hedging its anticipated natural gas-fired generation. The generation from these units is less predictable, as these units are generally dispatched only when aggregate market demand has exceeded the supply provided by lower-cost units. The natural gas-fired units generally provide a lower contribution to the margin of Power than either the nuclear or coal units. Power will generally purchase natural gas as gas-fired generation is required to supply forward sale commitments.

In a changing market environment, this hedging strategy may cause Power’s realized prices to be materially different than current market prices. At the present time, some of Power’s existing contractual obligations, entered into during lower-priced periods, are anticipated to result in lower margins than would have been the case if no or little hedging activity had been conducted. Alternatively, in a falling price environment, this hedging strategy will tend to create margins in excess of those implied by the then current market.

Overview and Future Outlook

During the first quarter of 2007, Power continued to benefit from strong energy markets and sustained improvement in the performance of its generating facilities. The resulting improvement in margins allowed Power to make a dividend payment to PSEG of $125 million in March 2007. Going forward, Power expects margin improvements to continue in 2007 as higher prices for its nuclear and coal-fired generation output are realized due to the rolling nature of its forward hedge positions and the expiration of older power contracts.

In PJM, the Reliability Pricing Model (RPM) will provide generators with capacity payments for the reliability provided by their respective facilities. The Forward Capacity Market (FCM) settlement in NEPOOL provides for similar reliability-based capacity payments. FERC has approved the market changes in each of these markets, with the anticipated start date for RPM set for June 1, 2007 and FCM transition period having begun on December 1, 2006. Power believes that this redesign in capacity markets will lead to changes in the value of the majority of its generating capacity and could result in incremental margin of $125 million to $175 million in 2007, with higher increases in future years as the full year impact is realized and existing capacity contracts expire.

On April 13, 2007, PJM announced the results of its first base residual auction for the 2007-2008 delivery year. The price for the Eastern Mid Atlantic Area Council (MAAC) zone, received by generation assets located within this zone, including those of Power, cleared at $197.67/MW-day ($72/kW-yr). The auction clearing price, received by generation assets, including those of Power, located in PJM but not within Eastern or Southwest MAAC zones was $40.80/MW-day ($15/kW-yr). The capacity price that will be charged to load serving entities for obligations in the Eastern MAAC zone is $177.51/MW-day ($65/kW-yr). These prices will be in effect for the June 2007 to May 2008 PJM planning year. On a prospective basis, many factors will affect the pricing for capacity in PJM, including but not limited to, changes in demand, changes in available generating capacity (including retirements, additions, derates, forced outage rates, etc.), transmission capability between zones and market design criteria used in creating the administratively determined demand curve mechanism. Management cannot predict what pricing will result from future auctions.

Power completed the sale of four turbines to a third party in April 2007 and received proceeds of $40 million, which approximates the recorded book value. Power also expects to close on the sale of the Lawrenceburg facility in the second quarter of 2007, the proceeds of which are expected to support future dividends to PSEG and contribute to reducing PSEG’s debt. PSEG has called for redemption on May 15, 2007, the outstanding $375 million of its Senior Floating Rate Notes Due 2008.

A key factor in Power’s ability to achieve its objectives is its ability to operate its nuclear and fossil stations at sufficient capacity factors to limit the need to purchase higher-priced electricity to satisfy its obligations. Power’s ability to achieve its objectives will also depend on the implementation of reasonable capacity markets. Power must also be able to effectively manage its construction projects and continue to economically operate its generation facilities under increasingly stringent environmental requirements. In addition, with an increase in competition and market complexity and constantly changing forward prices, there is no assurance that Power will be able to contract its output at attractive prices. While these increases may have a potentially significant beneficial impact on margins, they could also raise any replacement power costs that Power may incur in the event of unanticipated outages, and could also further increase liquidity requirements as a result of contract obligations. Power could also be impacted by a number of market and regulatory events, including but not limited to, the lack of consistent rules in markets outside of PJM, rate-regulated utility ownership of generation and other regulatory actions favoring non-competitive markets, and regulatory policies favoring the construction of west-to-east rate based transmission that may result in increased imports of western generation into New Jersey. For additional information on liquidity requirements, see Liquidity and Capital Resources.

Energy Holdings

Energy Holdings’ operations are principally conducted through its subsidiaries—Global, which has invested in international rate-regulated distribution companies and domestic and international generation companies, and Resources, which primarily invests in energy-related leveraged leases.

Global

Global owns investments in power producers and distributors that own and operate electric generation and distribution facilities in select domestic and international markets.

Global’s earnings are primarily derived from its investments in the United States, Chile and Peru. Approximately 69% of Global’s investments are in Chile and Peru, with another 23% in the United States. Other modest-sized investments in Italy, India and Venezuela comprise the remaining 8% of Global’s portfolio. As such, Global’s success will depend on continued strong energy markets in Texas and the economic and efficient operation of its electric distribution companies in Chile and Peru, including its ability to achieve reasonable rates and meet expected growth in demand. The success of Global’s foreign investments will also depend on stable political, regulatory and economic policies, including foreign currency exchange rates and interest rates, particularly for Chile and Peru.

Energy Holdings continues to review Global’s portfolio, with a focus on optimizing operations at its distribution companies to improve earnings and increase value and will consider opportunistic monetizations, as appropriate, based on valuations and potential alternate uses of capital. In March 2007, Global announced that it is exploring a potential sale of Electroandes S.A. (Electroandes), its hydro-electric generation and transmission company in Peru, and would evaluate offers to decide if proceeds from a sale might be better used for other opportunities.

Resources

Resources primarily has invested in energy-related leveraged leases. Resources is focused on maintaining its current investment portfolio and does not expect to make any new investments.

Overview and Future Outlook

Energy Holdings expects decreased margins at Global in 2007 primarily relating to the anticipated absence of mark-to-market (MTM) gains at the Texas generation facilities and anticipated maintenance outages at the Texas generation facilities. Also contributing to the expected decrease at Energy Holdings are higher taxes, the impact of adopting Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48) and related standards and lower earnings due to asset sales.

During the first quarter of 2007, Energy Holdings made a cash distribution to PSEG of $145 million in the form of a return of capital.

Energy Holdings faces risks related to the tax treatment of uncertain tax positions which will be impacted by new accounting guidance under FIN 48 and FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FAS 13-2), both of which were effective as of January 1, 2007. Based on its evaluation of this new guidance, Energy Holdings recorded a reduction to opening 2007 Retained Earnings of approximately $160 million. In addition, this new guidance will have an impact on Energy Holdings’ future earnings, including an anticipated earnings after-tax reduction of $32 million in 2007, which represents the majority of the anticipated impact on PSEG. In addition, Energy Holdings faces risks related to the resolution of tax audit claims associated with Resources’ leveraged lease transactions. See Note 2. Recent Accounting Standards and Note 5. Commitments and Contingent Liabilities of the Notes for further discussion.

RESULTS OF OPERATIONS

The results for PSEG, PSE&G, Power and Energy Holdings for the quarters ended March 31, 2007 and 2006 are presented below:

	Earnings (Losses) Quarters Ended March 31,
	2007	2006
PSE&G	$132	$78
Power	219	121
Energy Holdings:
Global	(13)	9
Resources	17	20
Other (A)	(1)	(1)

Total Energy Holdings	3	28
Other (B)	(19)	(19)

PSEG Income from Continuing Operations	335	208
Loss from Discontinued Operations (C)	(6)	(5)

PSEG Net Income	$329	$203

(A)

Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.

(B)

Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include preferred securities dividends for PSE&G in 2007 and 2006, merger expenses in 2006, interest on certain financing transactions and certain other administrative and general expenses at PSEG (as parent company) in 2007 and 2006.

(C)	Includes Discontinued Operations of Lawrenceburg in 2007 and 2006 and Skawina and Elcho in 2006. See Note 3. Discontinued Operations, Dispositions and Impairments of the Notes.

As shown in the table above, PSEG had Income from Continuing Operations of $335 million, or $1.32 per share for the quarter ended March 31, 2007, as compared to $208 million, or $0.83 per share for the same quarter in 2006. PSEG’s Net Income for the quarter ended March 31, 2007 was $329 million, or $1.30 per share, as compared to Net Income of $203 million, or $0.81 per share for the first quarter of 2006. The quarter over quarter changes in PSEG’s Income from Continuing Operations and Net Income primarily relate to changes in Net Income for PSE&G, Power and Energy Holdings, discussed below.

PSEG

	For the Quarters Ended March 31,		Increase (Decrease)%
	2007	2006
	(Millions)
Operating Revenues	$3,614	$3,461	$153	4
Energy Costs	$2,041	$2,146	$(105)	(5)
Operation and Maintenance	$610	$578	$32	6
Depreciation and Amortization	$196	$201	$(5)	(2)
Income from Equity Method Investments	$26	$33	$(7)	(21)
Other Income and Deductions	$35	$23	$12	52
Interest Expense	$(187)	$(193)	$(6)	(3)
Income Tax Expense	$(262)	$(149)	$113	76
Loss from Discontinued Operations, net of tax	$(6)	$(5)	$1	20

PSEG’s results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings, excluding changes related to intercompany transactions, which are eliminated in consolidation, and certain financing costs at the parent company. For additional information on intercompany transactions, see Note 13. Related-Party Transactions of the Notes. For a discussion of the causes for the variances at PSEG in the table above, see the discussions for PSE&G, Power and Energy Holdings that follow.

PSE&G

For the quarter ended March 31, 2007, PSE&G had Net Income of $132 million, an increase of $54 million as compared to the quarter ended March 31, 2006. This increase was primarily due to increased volumes due to weather and price increases resulting from the electric and gas base rate cases settled in November 2006. For the quarter as compared to the same period in 2006, gas delivery volumes increased 9% and electric delivery volumes increased 2%. The weather was the primary cause of the increase as degree days increased 14%.

The quarter-over-quarter detail for the variances is discussed below:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2007	2006
	(Millions)
Operating Revenues	$2,486	$2,293	$193	8
Energy Costs	$1,665	$1,574	$91	6
Operation and Maintenance	$325	$301	$24	8
Depreciation and Amortization	$145	$152	$(7)	(5)
Other Income and Other Deductions	$4	$3	$1	33
Interest Expense	$(81)	$(85)	$(4)	(5)
Income Tax Expense	$(99)	$(65)	$34	52

Operating Revenues

PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services.

PSE&G makes no margin on gas commodity sales as the costs are passed through to customers. The difference between the gas costs paid under the requirements contract for residential customers and the revenues received from residential customers is deferred and collected from or returned to customers in future periods. Gas commodity prices fluctuate monthly for commercial and industrial customers and annually through the BGSS tariff for residential customers. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted, between annual BGSS proceedings.

PSE&G makes no margin on electric commodity sales as the costs are passed through to customers. PSE&G secures its electric commodity through the annual BGS auction. Electric commodity supply prices are set based on the results of these auctions for residential and smaller industrial and commercial customers, and are translated into seasonally-adjusted fixed rates. Electric supply for larger industrial and commercial customers is provided at a rate principally based on the hourly PJM real-time energy price. Customers may obtain their electric supply through either the BGS default electric supply service or through competitive third-party electric suppliers, and the majority of the customers subject to hourly pricing are currently receiving electric supply from third-party suppliers. Any differences between amounts paid by PSE&G to BGS suppliers for electric commodity, and the amounts of electric commodity revenue collected from customers is deferred and collected or returned to customers in subsequent months.

The $193 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was due to increases of $99 million in delivery revenues and $91 million in commodity revenues, described below and $3 million in other operating revenues, primarily related to appliance service contracts.

Commodity

The $91 million increase in commodity revenues for the quarter ended March 31, 2007, as compared to 2006, was due to an increase in electric commodity revenues of $120 million offset by a decrease of $29 million in gas commodity revenues. The increase in electric revenues was primarily due to $129 million in higher BGS and NGC revenues (higher auction prices of $117 million and increased sales of $12 million) offset by $9 million in lower Non-Utility Generation (NUG) revenues, primarily due to lower volumes. The $29 million decrease in gas revenues was primarily due to $114 million in lower BGSS prices offset by $85 million in higher volumes due to weather.

Delivery

The $99 million increase in delivery revenues for the quarter ended March 31, 2007, as compared to 2006, was due to a $69 million increase in gas and a $30 million increase in electric revenues. The gas increase was due to $27 million in higher volumes primarily due to weather, $19 million due to rate relief effective November 9, 2006 and $18 million due to the Societal Benefits Clause (SBC) rate increases November 1, 2006 and March 9, 2007. The electric increase was due primarily to $11 million from a rate increase effective November 9, 2006 and $3 million for increased SBC rates, $16 million in higher volumes and demands primarily due to weather. PSE&G retains no margins from SBC collections as the revenues are offset in operating expenses below.

Operating Expenses

Energy Costs

The $91 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was comprised of increases of $121 million in electric costs offset by a decrease of $30 million in gas costs. The increase in electric costs was primarily caused by a $123 million or 30% increase in prices. The gas decrease is due to $113 million or 3% lower prices offset by $82 million in higher volumes due to weather.

Operation and Maintenance

The $24 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was due primarily to increased SBC expenses, resulting from rate increases in November 2006 and March 2007.

Depreciation and Amortization

The $7 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, was due primarily to decreases of $9 million due to revised plant depreciation rates and $3 million due to lower cost of removal rates resulting from the November 2006 rate case. This was offset by increases of $3 million due to amortization of regulatory assets and $2 million due to additional plant in service.

Interest Expense

The $4 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, due primarily to lower amounts of long-term and securitization debt outstanding.

Income Taxes

The $34 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to increased taxes of $35 million on higher pre-tax income offset by $1 million in various tax adjustments.

Power

For the quarter ended March 31, 2007, Power had Net Income of $213 million, an increase of $101 million as compared to the same period in the prior year. The primary reasons for the increase were higher prices realized as a result of recontracting combined with higher sales volumes and lower generation costs. Improved margins and higher sales volumes under the BGSS contract due to a colder winter heating season and fuel pricing in 2007 also contributed to the increase.

The quarter-over-quarter detail for the variances is discussed below:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2007	2006
	(Millions)
Operating Revenues	$2,149	$1,967	$182	9
Energy Costs	$1,488	$1,487	$1	—
Operation and Maintenance	$238	$232	$6	3
Depreciation and Amortization	$34	$31	$3	10
Other Income and Deductions	$22	$22	$—	—
Interest Expense	$(37)	$(32)	$5	16
Income Tax Expense	$(155)	$(86)	$69	80
Loss from Discontinued Operations, net of tax	$(6)	$(9)	$(3)	(33)

Operating Revenues

The $182 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was due to increases of $94 million in generation revenues and $102 million in gas supply revenues partially offset by a decrease of $14 million in trading revenues.

Generation

Generation revenues increased $94 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to higher revenues of approximately $71 million from higher prices on BGS fixed-price contracts, partially offset by reduced load being served under the BGS contracts and $24 million from increased sales volumes at the Bethlehem Energy Center.

Gas Supply

Gas supply revenues increased $102 million for the quarter ended March 31, 2007, as compared to the same period in 2006, principally due to higher sales volumes under the BGSS contract largely due to colder average temperatures in the 2007 winter heating season.

Trading Revenues

Trading revenues decreased $14 million for the quarter ended March 31, 2007, as compared to the same period in 2006, due primarily to the absence in 2007 of $15 million of realized gains in 2006 from sales of excess emissions credits.

Operating Expenses

Energy Costs

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G.

Energy Costs increased approximately $1 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to an increase in gas costs of $37 million, reflecting a higher volume of gas purchased at lower prices to satisfy Power’s BGSS obligations partially offset by a decrease in sales prices charged to other gas distributors for gas and pipeline capacity. Generation costs decreased $36 million, reflecting lower pool prices and lower load obligations somewhat offset by higher prices and volumes of fossil fuel.

Operation and Maintenance

Operation and Maintenance expense increased $6 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to maintenance costs related to projects at certain fossil stations, mainly Hudson and Mercer.

Depreciation and Amortization

The $3 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to the Linden facility being placed into service in May 2006.

Other Income and Deductions

Other Income and Deductions remained flat for the quarter ended March 31, 2007, as compared to the same period in 2006, as an increase in other income primarily attributable to a $9 million increase in realized gains, interest and dividend income related to the Nuclear Decommissioning Trust (NDT) Funds was offset principally by a $10 million other-than-temporary impairment of certain NDT Funds securities.

Interest Expense

Interest Expense increased $5 million for the quarter ended March 31, 2007, as compared to the same period in 2006, due primarily to lower capitalized interest costs of $15 million in 2007 related to commencement of operations of the Linden facility in May 2006 partially offset by a reduction in interest expense of $9 million due to the maturity on April 15, 2006 of $500 million of 6.875% Senior Notes.

Income Taxes

Income Taxes increased $69 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to higher pre-tax income.

Loss from Discontinued Operations, net of tax

On December 29, 2006, Power entered into an agreement to sell its Lawrenceburg generation facility for approximately $325 million and recognized an estimated loss on disposal of $208 million, net of tax, in December 2006, for the initial write-down of its carrying amount of Lawrenceburg to its fair value less cost to sell. The transaction is anticipated to close in the second quarter of 2007. Losses from Discontinued Operations were $6 million and $9 million the quarters ended March 31, 2007 and 2006, respectively.

Energy Holdings

For the quarter ended March 31, 2007, Energy Holdings had Net Income of $3 million, a decrease of $29 million as compared to the same period in 2006. The decrease was primarily due to lower income from the Texas generation facilities due to the recognition of MTM losses of $29 million in 2007 as compared to $6 million in 2006 and a scheduled maintenance outage at the Guadalupe plant, the adoption of certain accounting pronouncements in 2007 and the absence of equity earnings from Rio Grande Energia (RGE), which was sold in June 2006. Also contributing to the variance was a loss at Prisma 2000 S.p.A. in 2007 because it was prohibited from conducting operations at the San Marco Facility as a result of legal proceedings regarding alleged violations of the facility’s air permit. In March 2007, the shareholders of Prisma 2000 S.p.A. agreed to change the company name to Bioenergie S.p.A. (Bioenergie). Global anticipates that the facility will resume commercial operations in the summer of 2007. These reductions were partially offset by improved operations at Sociedad Austral de Electricidad S.A. (SAESA), a gain on the sale of the Tracy project and an arbitration award received relating to the Konya-Ilgin dispute. See Note 5.

Commitments and Contingent Liabilities of the Notes for additional information regarding Bioenergie. See Part II. Other Information, Item 1. Legal Proceedings for additional information regarding the Konya-Ilgin dispute.

The quarter-over-quarter detail for the variances is discussed below including the consolidation of Bioenergie in May 2006 and the related effects of the shutdown:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2007	2006
	(Millions)
Operating Revenues	$254	$312	$(58)	(19)
Energy Costs	$161	$194	$(33)	(17)
Operation and Maintenance	$53	$49	$4	8
Depreciation and Amortization	$14	$12	$2	17
Income from Equity Method Investments	$26	$33	$(7)	(21)
Other Income and Deductions	$14	$—	$14	N/A
Interest Expense	$(43)	$(50)	$(7)	(14)
Income Tax Expense	$(20)	$(12)	$8	67
Income from Discontinued Operations, net of tax	$—	$4	$(4)	(100)

The classification of the results of Global’s investments on Energy Holdings’ Condensed Consolidated Financial Statements is dependent upon Global’s ownership percentage in the underlying investment which determines whether the investment is consolidated into Energy Holdings’ Condensed Consolidated Financial Statements or if it is accounted for under the equity method of accounting. Global’s investments in Texas generation facilities, SAESA and Electroandes and Bioenergie are consolidated. As a result, the revenues, expenses, assets and liabilities of those investments are reflected on Energy Holdings’ Condensed Consolidated Financial Statements. Global’s investments in Chilquinta Energia S.A. (Chilquinta), Luz del Sur S.A.A. (LDS), GWF Power Systems, L.P., GWF Energy LLC, Kalaeloa Partners, L.P. (Kalaeloa) and several other smaller investments are accounted for under the equity method or cost method of accounting, as appropriate. Therefore, Energy Holdings only records its share of the net income from these projects as Income from Equity Method Investments on its Condensed Consolidated Statements of Operations.

Operating Revenues

The $58 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, was due to lower revenues at Global of $55 million, which was primarily the net result of decreased revenues consisting of a $76 million decrease at the Texas generation facilities mainly due to a reduction in average price per MWh and unrealized MTM losses on contracts in 2007 as opposed to unrealized MTM gains in 2006; and a $3 million decrease at Electroandes due to scheduled maintenance closing of one of its four hydro-electric generating plants. These decreases were partially offset by a $21 million increase at SAESA due to increased tariff rates and energy sales volume and a $7 million increase due to a gain on sale of Global’s 34.5% interest in Tracy Biomass in January 2007.

In addition, there were lower leveraged lease revenues at Resources of $3 million primarily due to the adoption of FIN 48 and FAS 13-2 and decreased Demand Side Management revenue due to contract expirations, partially offset by a gain on settlement of its investment in a collateralized bond fund.

Operating Expenses

Energy Costs

The $33 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to a $49 million decrease at the Texas generation facilities primarily due to MTM unrealized gains on gas contracts in 2007 as opposed to unrealized MTM losses in 2006, offset by a $16 million increase at SAESA due to higher energy purchase price and volume.

Operation and Maintenance

The $4 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to a $7 million increase at the Texas generation facilities due to a scheduled maintenance outage at the Guadalupe plant and a $2 million increase due to the consolidation of Bioenergie in May 2006, partially offset by a $4 million decrease due to lower corporate assessments.

Depreciation and Amortization

The $2 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to the consolidation of Bioenergie in May 2006.

Income from Equity Method Investments

The $7 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to the sale of RGE in June 2006.

Other Income and Deductions

The $14 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to a $9 million pre-tax gain in 2007 from the award against the Turkish Government related to an arbitration proceeding regarding the construction of a power plant in the Konya-Ilgin region of Turkey and a $2 million dividend received from Global’s investment in PPN Power Generating Company Limited in India.

Interest Expense

The $7 million decrease for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to a decrease in debt outstanding.

Income Taxes

The $8 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to assets sales and the Konya-Ilgin settlement, higher effective tax rate due to timing and the adoption of FIN 48.

Income from Discontinued Operations, net of tax

In May 2006, Energy Holdings completed the sale of its interest in two coal-fired plants in Poland, Elcho and Skawina. Income from Discontinued Operations related to Elcho and Skawina for the quarter ended March 31, 2006 was $4 million net of tax. See Note 3. Discontinued Operations, Dispositions and Impairments of the Notes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG’s three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

PSEG

For the quarter ended March 31, 2007, PSEG’s operating cash flow increased by approximately $46 million from $910 million to $956 million, as compared to the same period in 2006, due to changes from its subsidiaries as discussed below. Excess cash is currently being used to reduce debt and beginning in mid-2008, it is expected that excess cash will be available for new investments and/or repurchasing shares.

PSE&G

PSE&G’s operating cash flow decreased approximately $206 million from $267 million to $61 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to the change in customer receivables. Billed revenues grew $193 million while collections declined $158 million, largely due to warmer than normal weather conditions in late 2006 and January 2007. Offsetting the increase in customer receivables was a $200 million increase in accounts payable and current liabilities.

Power

Power’s operating cash flow increased approximately $142 million from $682 million to $824 million for the quarter ended March 31, 2007, as compared to the same period in 2006, primarily due to higher net income of $101 million, and working capital changes driven by an increase of $349 million in accounts payable due mainly to energy and fuel purchases and a decrease of $77 million in inventories due to higher gas sendouts partially offset by an increase in customer receivables of $365 million largely attributable to increased revenues.

Energy Holdings

Energy Holdings’ operating cash flow increased approximately $90 million from $1 million to $91 million for the quarter ended March 31, 2007, as compared to the same period in 2006. The increase was mainly attributable to higher distributions from equity method investments in Global’s GWF and Hanford projects and Resources’ limited partnerships.

Common Stock Dividends

Dividend payments on common stock for the quarters ended March 31, 2007 and 2006 were $0.585 and $0.57 per share, respectively, and totaled approximately $148 million and $143 million, respectively. Future dividends declared will be dependent upon PSEG’s future earnings, cash flows, financial requirements, alternative investment opportunities and other factors. Improved earnings would cause PSEG’s dividend payout ratio to decline, providing PSEG the flexibility to raise its dividend at a rate higher than its prior dividend increases. On April 17, 2007, PSEG’s Board of Directors approved a common stock dividend of $0.585 per share for the second quarter of 2007, reflecting an indicated annual dividend rate of $2.34 per share.

Short-Term Liquidity

PSEG, PSE&G, Power and Energy Holdings

As of March 31, 2007, PSEG and its subsidiaries had a total of approximately $3.7 billion of committed credit facilities with approximately $3.3 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. Each of the facilities is restricted to availability and use to the specific companies as listed below. As of March 31, 2007, PSEG had no loans outstanding under its uncommitted facility and PSE&G had $48 million of loans outstanding under its uncommitted facility.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of March 31, 2007		Available Liquidity as of March 31, 2007
	(Millions)
PSEG:
5-year Credit Facility	Dec 2011	$1,000	CP Support/Funding/ Letters of Credit	$1	(C)		$999
Uncommitted Bilateral
Agreement	N/A	N/A	Funding	$—		$	N/A
PSE&G:
5-year Credit Facility	June 2011	$600	CP Support/Funding/ Letters of Credit	$222			$378
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$48		$	N/A
PSEG and Power:
Bilateral Credit Facility(A)	June 2007	$200	Funding/Letters of Credit	$10	(C)		$190
Power:
5-year Credit Facility	Dec 2011	$1,600	Funding/Letters of Credit	$20	(C)		$1,580
Bilateral Credit Facility	March 2010	$100	Funding/Letters of Credit	$26	(C)		$74
Energy Holdings:
5-year Credit Facility(B)	June 2010	$150	Funding/Letters of Credit	$27	(D)		$123

(A)	PSEG/Power joint and several co-borrower facility.

(B)	Energy Holdings/Global/Resources joint and several co-borrower facility.

(C)	These amounts relate to letters of credit outstanding.

(D)	Includes $19 million relating to letters of credit outstanding.

PSEG and PSE&G

PSEG and PSE&G believe sufficient liquidity exists to fund their short-term cash needs.

Power

As of March 31, 2007, Power had loaned $525 million to PSEG in the form of an intercompany loan.

During the quarter ending March 31, 2007, Power’s required margin postings for sales contracts entered into in the normal course of business increased slightly. The required margin postings will fluctuate based on volatility in commodity prices. Should commodity prices rise, additional margin calls may be necessary relative to existing power sales contracts. As Power’s contract obligations are fulfilled, liquidity requirements are reduced.

In addition, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power’s credit rating to below investment grade, which represents at least a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. Providing this support would increase Power’s costs of doing business and could restrict the ability of ER&T to manage and optimize Power’s asset portfolio. Power believes it has sufficient liquidity to meet any required posting of collateral resulting from a credit rating downgrade. See Note 5. Commitments and Contingent Liabilities of the Notes for further information.

Energy Holdings

Energy Holdings and its subsidiaries had $65 million in cash, including $6 million invested offshore as of March 31, 2007. In addition, as of March 31, 2007, Energy Holdings had an outstanding demand loan receivable from PSEG of $25 million. See External Financings—Energy Holdings below for Energy Holdings’ additional use of its excess cash.

External Financings

PSEG

On April 13, 2007, PSEG called for redemption on May 15, 2007 the outstanding $375 million of its Floating Rate Notes Due 2008 at 100% of the principal amount.

For the quarter ended March 31, 2007, PSEG issued 393,355 shares of its common stock in connection with settling stock options for approximately $16 million.

For the quarter ended March 31, 2007, PSEG issued 204,068 shares of its common stock under its Dividend Reinvestment Program and its Employee Stock Purchase Program for approximately $17 million.

PSE&G

On January 2, 2007, PSE&G repaid at maturity $113 million of its 6.25% Series WW First and Refunding Mortgage Bonds.

For the quarter ended March 31, 2007, PSE&G Transition Funding LLC (Transition Funding) repaid approximately $38 million of its transition bonds.

Power

In March 2007, Power paid a cash dividend to PSEG of $125 million.

Energy Holdings

In March 2007, Energy Holdings made a cash distribution to PSEG of $145 million in the form of a return of capital.

During the first quarter of 2007, Energy Holdings’ subsidiaries repaid approximately $16 million of non-recourse debt, including $14 million by Global, primarily related to the Texas generation facilities, $1 million by Resources and $1 million by EGDC.

Debt Covenants

PSEG, PSE&G, Power and Energy Holdings

PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective credit agreements may contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as financial performance or liquidity measures. The debt underlying the preferred securities of PSEG, which is presented in Long-Term Debt in accordance with FIN 46 “Consolidation of Variable Interest Entities,” is not included as debt when calculating these ratios, as provided for in the various credit agreements.

Energy Holdings’ credit agreement also contains customary provisions under which the lender could refuse to advance loans in the event of a material adverse change in the borrower’s business or financial condition.

PSEG

Financial covenants contained in PSEG’s credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit not related to collateral postings for commodity/energy contracts and similar instruments) to total capitalization (including preferred securities outstanding and excluding any impacts for Accumulated Other Comprehensive Income adjustments related to marking energy contracts to market and equity reductions from the funded status of pensions or benefit plans associated with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) covenant. This covenant requires that such ratio not be more than 70.0%. As of March 31, 2007, PSEG’s ratio of debt to capitalization (as defined above) was 50.7%.

PSE&G

Financial covenants contained in PSE&G’s credit facilities include a ratio of long-term debt (excluding securitization debt, long-term debt maturing within one year and short-term debt) to total capitalization covenant. This covenant requires that such ratio will not be more than 65.0%. As of March 31, 2007, PSE&G’s ratio of long-term debt to total capitalization (as defined above) was 47.5%.

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of March 31, 2007, PSE&G’s Mortgage coverage ratio was 4.8 to 1 and the Mortgage would permit up to approximately $2.1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements.

Power

Financial covenants contained in Power’s credit facility include a ratio of debt to total capitalization covenant. The Power ratio is the same debt to total capitalization calculation as set forth above for PSEG except common equity is adjusted for the $986 million Basis Adjustment (see Condensed Consolidated Balance Sheets). This covenant requires that such ratio will not exceed 65.0%. As of March 31, 2007, Power’s ratio of debt to total capitalization (as defined above) was 37.5%.

Energy Holdings

Energy Holdings’ bank revolving credit agreement has a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges to be greater than or equal to 1.75. As of March 31, 2007, Energy Holdings’ coverage of this covenant was 3.63. Additionally, the bank revolving credit agreement has a covenant requiring that Energy Holdings maintain a ratio of net debt (recourse debt offset by funds loaned to PSEG) to EBITDA of less than 5.25. As of March 31, 2007, Energy Holdings’ ratio under this covenant was 2.63. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings’ membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Net cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings during any 12-month period must be used to repay any outstanding amounts under the credit agreement. Net cash proceeds from asset sales during any 12-month period in excess of 10% of total assets must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

Energy Holdings’ indenture with respect to its senior notes does not permit liens securing indebtedness in excess of 10% of consolidated net tangible assets as calculated under the terms of the indenture. The terms of Energy Holdings’ Senior Notes allow the holders to demand repayment if a transaction or series of related transactions causes the assets of Resources to be reduced by 20% or more and as a direct result there is a downgrade of ratings.

Credit Ratings

PSEG, PSE&G, Power and Energy Holdings

The credit ratings of PSEG and its subsidiaries are shown in the table below.

If the rating agencies lower or withdraw the credit ratings, such revisions may adversely affect the market price of PSEG’s, PSE&G’s, Power’s and Energy Holdings’ securities and serve to materially increase those companies’ cost of capital and limit their access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG:
Outlook	Neg	Neg	Pos
Preferred Securities	Baa3	BB+	BBB–
Commercial Paper	P2	A3	F2
Senior Unsecured Debt	Baa2	BBB–	BBB
PSE&G:
Outlook	Neg	Neg	Stable
Mortgage Bonds	A3	A–	A
Preferred Securities	Baa3	BB+	BBB+
Commercial Paper	P2	A3	F2
Power:
Outlook	Stable	Neg	Pos
Senior Notes	Baa1	BBB	BBB
Energy Holdings:
Outlook	Neg	Neg	Neg
Senior Notes	Ba3	BB–	BB

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

Other Comprehensive Income

PSEG, Power and Energy Holdings

For the quarter ended March 31, 2007, PSEG, Power and Energy Holdings had Other Comprehensive Losses of $164 million, $155 million and $9 million, respectively, due primarily to an increase in the net unrealized losses on derivatives accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) at Power and foreign currency translation adjustments at Energy Holdings.

During the quarter ended March 31, 2007, Power’s Accumulated Other Comprehensive Loss increased from $177 million to $332 million. The primary cause related to energy and related contracts that qualify for hedge accounting that were entered into by Power in the normal course of business. During the quarter ended March 31, 2007, higher market prices for electricity resulted in additional unrealized losses on many of those contracts.

As of March 31, 2007, Energy Holdings had Accumulated Other Comprehensive Income of $94 million. The primary reason for the decrease, as compared to the Accumulated Other Comprehensive Income of $103 million as of December 31, 2006, was currency fluctuations at SAESA and Chilquinta Energia S.A.

CAPITAL REQUIREMENTS

PSEG, PSE&G, Power and Energy Holdings

It is expected that the majority of funding for capital requirements of PSE&G, Power and Energy Holdings will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not expect to contribute any additional equity to Energy Holdings. Projected construction and investment expenditures for PSEG, PSE&G, Power and Energy Holdings are materially consistent with amounts disclosed in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2006.

PSE&G

During the quarter ended March 31, 2007, PSE&G made approximately $130 million of capital expenditures, primarily for reliability of transmission and distribution systems. The $130 million does not include expenditures for cost of removal, net of salvage, of approximately $8 million, which are included in operating cash flows.

Power

During the quarter ended March 31, 2007, Power made approximately $123 million of capital expenditures (excluding $3 million for nuclear fuel), primarily related to various projects at Fossil and Nuclear.

Energy Holdings

During the quarter ended March 31, 2007, Energy Holdings made approximately $16 million of capital expenditures, primarily related to upgrades and expansions of SAESA’s transmission and distribution systems and expenditures at Electroandes.

ACCOUNTING MATTERS

PSEG, PSE&G, Power and Energy Holdings

For information related to recent accounting matters, see Note 2. Recent Accounting Standards of the Notes.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

The market risk inherent in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ market-risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes. It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings have a Risk Management Committee (RMC) comprised of executive officers who utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

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

Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2006.

Commodity Contracts

The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. As part of its overall risk management strategy to reduce price risk due to market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties. These contracts, in conjunction with demand obligations, help reduce risk and optimize the value of owned electric generation capacity.

Normal Operations, Hedging and Trading Activities

Power enters into physical contracts, as well as financial contracts, including forwards, futures, swaps and options designed to reduce risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

Under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”, as amended (SFAS 133), changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Income/Loss, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and are accounted for upon settlement.

In addition, Power has non-asset based trading activities. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133 with gains and losses recognized in earnings.

Value-at-Risk (VaR) Models

Power

Power uses VaR models to assess the market risk of its commodity businesses. The portfolio VaR model for Power includes its owned generation and physical contracts, as well as fixed price sales requirements, load requirements and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power estimates VaR across its commodity businesses.

Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and its hedges. Non-trading mark-to-market (MTM) VaR consists of MTM derivatives that are economic hedges, some of which qualify for hedge accounting. The MTM derivatives that are not hedges are included in the trading VaR.

The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the MTM trading and non- trading activities and a 95% one-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

Reduced trading activities by Power during 2006 and 2007 have resulted in less trading risk. As of March 31, 2007, trading VaR was less than $1 million. As of December 31, 2006, trading VaR was immaterial.

For the Quarter Ended March 31, 2007	Trading VaR	Non-Trading MTM VaR
	(Millions)
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$—	$28
Average for the Period	$—	$37
High	$1	$64
Low	$—	$26
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$—	$44
Average for the Period	$—	$58
High	$1	$100
Low	$—	$41

Other Supplemental Information Regarding Market Risk

Power

The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers. For additional information, see Note 6. Financial Risk Management Activities of the Notes.

The following table describes the drivers of Power’s energy trading and marketing activities and Operating Revenues included in its Condensed Consolidated Statement of Operations for the quarter ended March 31, 2007. Normal operations and hedging activities represent the marketing of electricity available from Power’s owned or contracted generation sold into the wholesale market. As the information in this table highlights, MTM activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The MTM activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended March 31, 2007

	Normal Operations and Hedging(A)	Trading	Total
	(Millions)
MTM Activities:
Unrealized MTM Gains (Losses)
Changes in Fair Value of Open Position	$5	$(2)	$3
Realization at Settlement of Contracts	(9)	1	(8)

Total Change in Unrealized Fair Value	(4)	(1)	(5)
Realized Net Settlement of Transactions Subject to MTM	9	(1)	8

Net MTM Gains	5	(2)	3
Accrual Activities:
Accrual Activities—Revenue, Including Hedge Reclassifications	2,146	—	2,146

Total Operating Revenues	$2,151	$(2)	$2,149

(A)

Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions (ABT) and hedging activities, but excludes owned and contracted generation assets.

The following table indicates Power’s energy trading assets and liabilities, as well as Power’s hedging activity related to ABTs and derivative instruments that qualify for hedge accounting under SFAS 133. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to offset and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Condensed Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of March 31, 2007

	Normal Operations and Hedging	Trading	Total
	(Millions)
MTM Energy Assets
Current Assets	$19	$24	$43
Noncurrent Assets	20	4	24

Total MTM Energy Assets	39	28	67

MTM Energy Liabilities
Current Liabilities	$(335)	$(34)	$(369)
Noncurrent Liabilities	(156)	(2)	(158)

Total MTM Energy Liabilities	(491)	(36)	(527)

Total MTM Energy Contract Net Liabilities	$(452)	$(8)	$(460)

The following table presents the maturity of net fair value of MTM energy trading contracts.

Maturity of Net Fair Value of MTM Energy Trading Contracts
As of March 31, 2007

	Maturities within
	2007	2008	2009- 2011	Total
	(Millions)
Trading	$(10)	$2	$—	$(8)
Normal Operations and Hedging	(200)	(252)	—	(452)

Total Net Unrealized Losses on MTM Contracts	$(210)	$(250)	$—	$(460)

Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

PSEG, Power and Energy Holdings

The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss (OCL), a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights (FTRs) contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses that are expected to be reclassified out of OCL and into earnings over the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
As of March 31, 2007

	Accumulated Other Comprehensive Loss	Portion Expected to be Reclassified in next 12 months
	(Millions)
Commodities	$(267)	$(186)
Interest Rates	(2)	—

Net Cash Flow Hedge Loss Included in Accumulated Other Comprehensive Loss	$(269)	$(186)

Power

Credit Risk

The following table provides information on Power’s credit exposure, net of collateral, as of March 31, 2007. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of March 31, 2007

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%		Net Exposure of Counterparties >10%
	(Millions)			(Millions)
Investment Grade—External Rating	$393	$53	$393	1	(A)	$311
Non-Investment Grade—External Rating	—	—	—	—		—
Investment Grade—No External Rating	—	—	—	—		—
Non-Investment Grade—No External Rating	6	—	6	—		—

Total	$399	$53	$399	1		$311

(A)	Counterparty is PSE&G.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure. As of March 31, 2007, Power had 121 active counterparties.

ITEM 4. CONTROLS AND PROCEDURES

PSEG, PSE&G, Power and Energy Holdings

Disclosure Controls and Procedures

PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to each company, including their respective consolidated subsidiaries, is accumulated and communicated to the respective company’s management, including the Chief Executive Officer and Chief Financial Officer of each company by others within those entities to allow timely decisions regarding required disclosure. PSEG, PSE&G, Power and Energy Holdings have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports.

Internal Controls

PSEG, PSE&G, Power and Energy Holdings continually review their respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of the 2006 Annual Report on Form 10-K is updated below.

PSE&G

Electric Discount and Energy Competition Act (Competition Act)

On April 23, 2007, PSE&G and Transition Funding were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of PSE&G Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. Preliminary review indicates the claim is without merit. PSE&G and Transition Funding will vigorously defend the matter.

Con Edison

2006 Form 10-K, Page 46. In November 2001, Consolidated Edison Company of New York, Inc. (Con Edison) filed a complaint against PSE&G, PJM and NYISO with FERC asserting a failure to comply with agreements between PSE&G and Con Edison covering 1,000 MW of transmission. PSE&G denied the allegations set forth in the complaint. An Initial Decision issued by an ALJ in April 2002 upheld PSE&G’s claim in part but also accepted Con Edison’s contentions in part. In December 2002, FERC issued an order modifying the Initial Decision and remanding a number of issues to the ALJ for additional hearings, including issues related to the development of protocols to implement the findings of the order and regarding Phase II of the complaint. The ALJ issued an Initial Decision on the Phase II issues in June 2003 and in August 2004, FERC issued its decision on Phase II issues. While those decisions were largely favorable to PSE&G, PSE&G sought rehearing as to certain issues, as did Con Edison. On April 19, 2007, the FERC rejected the rehearing requests of both Con Edison and PSE&G, while granting PSE&G’s requested clarification that 400 MW of the 1000 MW at issue will have higher priority over other non-firm transactions only if Con Ed agrees to pay congestion costs. Con Edison may appeal the FERC’s rulings on both Phase I and Phase II issues to the Court of Appeals; thus, it is difficult to predict the final outcome of this proceeding at this time.

The August 2004 order required that PJM, NYISO, Con Edison and PSE&G meet for the purpose of developing operational protocols to implement FERC’s directives. On February 18, 2005, NYISO, PJM and PSE&G submitted a joint compliance filing pursuant to FERC’s August 2004 decision. FERC approved the joint proposals on May 18, 2005 and they took effect on July 1, 2005. In subsequent filings to FERC regarding the efficacy of these protocols, Con Edison continued to claim that the obligations under the agreements as interpreted by the FERC’s orders were not being met. In December 30, 2005 and January 19, 2007 filings with FERC, Con Edison claimed to have incurred $111 million in damages, and requested FERC to require refunds of this amount. On April 19, 2007, however, the FERC issued an order rejecting Con Edison’s claim for a refund. FERC also rejected Con Edison’s request for interim remedies and directed that no further informational filings regarding the protocols would be required. The April 19, 2007 order remains subject to rehearing. Since Con Edison may seek rehearing of this order, the final outcome of this proceeding cannot be predicted.

Energy Holdings

Turkey

2006 Form 10-K, Page 47. From 1995 through 2001, Global and its partners expended approximately $12 million towards the construction of a power plant in the Konya-Ilgin region of Turkey. In 2001, Turkey passed legislation that deprived Global of rights and fair and equitable treatment and expropriated Global’s Concession Contract for the power plant project, despite the Turkish Government’s obligation to compensate Global for its costs under the existing contract and Turkish law. In 2002, Global initiated arbitration before the International Centre for Settlement of International Disputes (ICSID) seeking return of costs, lost profits, interest and attorney fees. ICSID rendered its decision in January 2007 requiring the Turkish Government to pay Global and its partners a total of approximately $19 million for sunk costs, interest and arbitration fees. After paying deferred legal fees, Global received a net payment of approximately $9 million pre-tax ($5 million after-tax) in March 2007, for its share of the arbitration award.

PSEG, PSE&G, Power and Energy Holdings

See information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)

Page 23. (PSE&G) Investigation Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.

(2)	Page 24. (PSE&G) PSE&G’s MGP Remediation Program instituted by NJDEP’s Coal Gasification Facility Sites letter dated March 25, 1988.

(3)

Page 26. (Power) Power’s Petition for Review filed in the United States Court of Appeals for the District of Columbia Circuit on July 30, 2004 challenging the final rule of the United States Environmental Protection Agency entitled “National Pollutant Discharge Elimination System—Final Regulations to Establish Requirements for Cooling Water Intake Structures at Phase II Existing Facilities,” now transferred to and venued in the United States Court of Appeals for the Second Circuit with Docket No. 04-6696-ag.

(4)	Page 26. (Energy Holdings) Italian government investigation regarding allegations of violations of Bioenergie S.p.A’s air permit for the San Marco facility.

(5)	Page 30. (PSE&G) Deferral Proceeding filed with the BPU on August 28, 2002, Docket No. EX02060363, and Deferral Audit beginning on October 2, 2002 at the BPU, Docket No. EA02060366.

(6)	Page 70. (PSEG, PSE&G and Power) FERC ruling dated April 19, 2007 regarding Schedule 12 cost allocation. Docket No. ER06-1271-003

(7)	Page 70. (PSEG, PSE&G and Power) FERC proceeding relating to PJM Long-Term Transmission Rate Design, Docket No. EL05-121-000.

(8)	Page 73. (PSEG, PSE&G and Power) JCP&L v. ACE, et al. complaint filed with FERC on December 30, 2004, Docket No. EL05-50-000, seeking to terminate its construction obligations under the LDV Agreement.

(9)	Page 73. (PSE&G) PSE&G’s BGSS Commodity filing with the BPU on May 28, 2004, Docket No. GR04050390.

(10)	Page 74. (PSE&G) Remediation Adjustment Clause filing with the BPU on February 13, 2007, Docket No. ER07020104.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PSEG

PSEG’s Annual Meeting of Stockholders was held on April 17, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to the Board of Directors. Management’s other proposals were also approved by the stockholders. Details of the voting are provided below:

	Votes For	Votes Withheld
Proposal 1:
Election of Directors
Class I–Term expiring in 2009
Ernest H. Drew	212,423,786	7,644,660
Class II–Terms expiring in 2010
William V. Hickey	216,162,290	3,906,156
Ralph Izzo	215,776,495	4,291,951
Richard J. Swift	215,600,264	4,468,182

	Votes For	Votes Against	Abstentions
Proposal 2:
Amendment to the Certificate of Incorporation to increase authorized Common Stock from 500 million shares to 1 billion shares	186,335,586	31,202,536	2,530,302
Proposal 3:
Approval of the 2007 Equity Compensation Plan for Outside Directors	156,447,238	23,618,163	3,516,215
Proposal 4:
Amendment to the Certificate of Incorporation to eliminate classification of the Board of Directors	202,881,678	13,600,629	3,586,133
Proposal 5:
Amendment to the Certificate of Incorporation to eliminate cumulative voting	143,763,143	36,249,473	3,569,098
Proposal 6:
Amendment to the Certificate of Incorporation to eliminate preemptive rights	162,440,150	17,772,626	3,368,942
Proposal 7:
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor	215,721,598	2,256,311	2,088,724

ITEM 5. OTHER INFORMATION

Certain information reported under the 2006 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2006 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

Federal Regulation

Compliance

PSEG, PSE&G, Power and Energy Holdings

Reliability Standards

2006 Form 10-K, Page 14. The Energy Policy Act (EP Act) required FERC to empower a single, national Electric Reliability Organization (ERO) to develop and enforce national and regional reliability standards for the U.S. bulk power system. FERC has designated the North American Electric Reliability Corporation (NERC) as this ERO. NERC has filed with FERC delegation agreements that would in turn delegate, to a significant degree, the enforcement of such reliability standards to eight regional reliability councils approved by NERC, such as Reliability First. Thus, the relationship between NERC and the regional reliability councils (responsible for reliability standards compliance within a particular geographic region) is a contractual one. PSE&G’s transmission assets, and most of Power’s generation assets, are located within the geographic scope of Reliability First, and PSEG’s remaining domestic assets, including the New York, Connecticut, Texas and California generating assets, are within the scope of other regional reliability councils such as Northeast Power Coordinating Council, Electric Reliability Council of Texas, Inc., and Western Electricity Coordinating Council.

After being designated as an ERO, NERC asked FERC to approve a set of proposed mandatory Reliability Standards, many of which mirrored existing, voluntary standards. On March 15, 2007, FERC issued a Final Rule, which approved 83 of the 107 filed standards; the other 24 standards remain pending. Compliance with these 83 standards (Standards), enforcement of which will largely be delegated to the regional reliability councils such as Reliability First, is mandatory and sanctions may attach for non-compliance. Pursuant to the EP Act, FERC has the ability to impose penalties of up to $1 million a day for violations of these Standards. Compliance with these Standards will be required by the commencement of the 2007 summer peak season. These Standards are applicable to transmission owners and generation owners, and thus PSEG, PSE&G, Power and Energy Holdings (or their subsidiaries) will be obligated to comply with the Standards. PSEG, PSE&G, Power and Energy Holdings are currently evaluating all of the requirements imposed by the Standards and are preparing to ensure that they will be in compliance by the FERC-required date. It should be noted in this regard that PSE&G’s local control center (LCC) was the first control center voluntarily audited by NERC in January 2006 with respect to LCC readiness. NERC concluded in this audit that PSE&G has adequate facilities, processes, plans, procedures, tools, and trained personnel to effectively operate as an LCC within PJM and found no significant operational problems.

FERC Standards of Conduct

2006 Form 10-K, Page 15. On January 18, 2007, FERC issued a Notice of Proposed Rulemaking (NOPR), which proposes to make certain changes to its Standards of Conduct applicable to both electric and natural gas transmission providers. The NOPR was issued in response to a decision by the United States Court of Appeals of the District of Columbia, which vacated FERC’s existing Standards of Conduct as they applied to natural gas pipelines. The NOPR, however, proposes changes to the Standards of Conduct for both natural gas and electric providers. Some of the proposed changes include modifying the definition of Energy Affiliate and thereby changing the scope of applicability of the Standards of Conduct, changing the regulations with respect to the permissible tasks of “shared” employees (employees that may be shared by both the Transmission Provider and the Energy Affiliates) and modifying the information disclosure regulations. PSE&G is currently subject to FERC’s Standards of Conduct as a Transmission Provider and subsidiaries of Power and Energy Holdings are subject to the Standards of Conduct as Energy Affiliates. PSEG, PSE&G, Power and Energy Holdings may be impacted by FERC’s proposed changes and therefore filed comments to the NOPR with FERC on March 30, 2007. FERC is expected to issue a Final Rule in this proceeding within the next several months. The outcome of this proceeding cannot be predicted at this time.

Transmission Rates and Cost Allocation

PSEG, PSE&G and Power

PJM Schedule 12 Cost Allocation for Regional Transmission Expansion Planning (RTEP) Projects

2006 Form 10-K, Page 15. On January 5, 2006, PJM proposed cost allocation recommendations for new transmission projects pursuant to Schedule 6 of its FERC-approved Operating Agreement and Schedule 12 of its Open Access Transmission Tariff (Tariff). PJM identified the “Responsible Customers” that would be required to pay for certain transmission upgrades approved through PJM’s Regional Transmission Expansion Planning (RTEP) process and the percentage of the project cost that would be allocated to such Responsible Customers. This was the first filing by PJM pursuant to these new cost allocation mechanisms and it included (i) large cost allocations to eastern load as a result of proposed construction in the western and southern portions of PJM and (ii) allocations to merchant transmission projects such as Neptune Regional Transmission System, LLC (“Neptune”). On May 26, 2006, FERC issued an order that accepted and suspended PJM’s cost allocation filing, made the filing effective subject to refund as of May 30, 2006 and established a hearing and settlement judicial procedure.

In addition, on May 4, 2006, PJM made a second RTEP cost allocation filing at FERC, addressing cost allocations to Responsible Customers associated with additional RTEP projects. PSE&G protested the filing, objecting to, among other things, PJM’s netting of cost impacts within a PJM zone to allocate RTEP costs and PJM’s failure to consider the impact of certain adjustments in determining zonal cost allocation.

On July 19, 2006, FERC consolidated PJM’s January 5, 2006 and May 4, 2006 filings that propose to allocate the costs of new transmission projects that PJM has directed to be built through its RTEP process. On July 21, 2006, PJM submitted to FERC a further proposal to allocate the costs of an additional group of new transmission projects that PJM has directed be built through its RTEP. The July 21, 2006 filing includes allocations for the $850 million, 200-mile 500 kV Loudon transmission line which runs from Allegheny Power’s service territory, through West Virginia to Northern Virginia, as well as many other transmission projects in the PJM region. This proceeding was consolidated with the other two PJM cost allocation filings and was then the subject of settlement proceedings before an ALJ. Settlement discussions terminated in November 2006 and, on November 7, 2006, the proceedings were set for hearing, and were then held in abeyance by FERC pending its issuance of a decision on long- term transmission rate design.

On April 19, 2007, the FERC issued a decision with respect to cost allocation, finding PJM’s current Schedule 12 to be inadequate and directing PJM to re-file a more detailed methodology. FERC also directed resumption of the hearing regarding the proper cost allocation for RTEP projects and established a separate proceeding to address the allocation of costs for “economic” projects (those not being built to remedy a reliability criteria violation). The FERC also expanded the scope of the hearing to fully examine PJM’s methodology for allocating costs for reliability projects and to address issues that PSE&G considers significant, such as “electrically cohesive” areas (i.e. areas of congestion). The expansion of the scope of the hearing will now provide PSE&G an opportunity to present its most significant arguments on cost allocation.

In addition, as a result of the April 19 FERC order on long-term rate design discussed below, cost allocation issues have been minimized to a large extent since Schedule 12 will now only apply to cost allocations for facilities below the 500 kV voltage threshold. Thus, the 500 kV Loudon line project discussed above, a significant portion of the costs of which were to be borne by PSE&G’s customers, will no longer be subject to Schedule 12 cost allocation and the costs of the project will now be socialized, resulting in a much smaller cost allocation to PSE&G customers. Because the cost allocation hearing, however, has not yet commenced, and because the FERC’s order on long-term rate design is subject to rehearing, PSE&G is not able to predict a final outcome regarding RTEP project cost allocations at this time.

PJM Long-Term Transmission Rate Design

2006 Form 10-K, Page 16. On May 31, 2005, FERC issued an order addressing the recovery of costs for transmission upgrades designated through PJM’s RTEP process. Among other matters, FERC’s order responded to a proposal to continue PJM’s current modified zonal rate design for existing transmission facilities, under which transmission customers pay rates for existing transmission within the particular transmission zone in which they take service. FERC concluded that the existing rate design may not be just and reasonable and it established a hearing to examine the justness and reasonableness of continuing PJM’s modified zonal rate design. Certain entities filed proposals with FERC on September 30, 2005 for alternative rate designs for the PJM region. PSE&G, as part of a coalition of potentially affected PJM transmission owners, filed answering testimony on November 22, 2005 that supported continuation of the zonal rate design in PJM.

A hearing was held in April 2006 and on July 13, 2006, a FERC ALJ issued a decision concluding that the existing PJM modified zonal rate design for existing facilities had been shown to be unjust and unreasonable, and should be replaced with a postage stamp rate design (single “postage stamp” rate paid by all transmission customers in PJM) for such facilities to be effective April 1, 2006. To mitigate rate impacts, the ALJ determined that the rate design should be phased in, so that no customer receives greater than a 10% annual rate increase. The ALJ also determined that the existing process for allocating costs of new transmission projects pursuant to Schedule 6 of PJM’s Operating Agreement and Schedule 12 of the PJM Tariff was just and reasonable. Briefs on exceptions to the ALJ’s initial decision and reply briefs were filed in this proceeding challenging the decision to find the existing rate design unjust and unreasonable, the appropriateness of imposing a postage stamp rate design, the decision as to the appropriateness of applying the current Schedule 6 and Schedule 12 process for allocating costs of new transmission projects and the phase-in of the new rate design.

On April 19, 2007, FERC issued an order reversing the ALJ’s decision and finding that there was no basis upon which to conclude that the zonal rate design was unjust and unreasonable. The April 19 order also held that (1) for new facilities at the voltage level of 500 kV or higher, 100% of the costs of these new transmission facilities will be socialized to all PJM customers; (2) for new facilities at a voltage level below 500 kV, costs will be allocated on a “cost causation” basis through the PJM Schedule 12 (“beneficiary pays”) methodology, the details of which will be examined in a hearing as discussed under Schedule 12 cost allocation above; and (3) for existing facilities, costs will continue to be allocated using PJM’s current zonal rate design.

This rate design order is a positive outcome for PSE&G, which had argued for continuation of the zonal rate design, as PSE&G’s current rate structure will remain in place. The order also minimizes cost allocation to PSE&G’s customers through socialization of the costs of new 500 kV facilities in PJM. The April 19, 2007 order is subject to rehearing; thus, it is difficult to predict a final outcome of this proceeding at this time.

Market Power

2006 Form 10-K, Page 17. Under FERC regulations, public utilities may sell power at cost-based rates or apply to FERC for authority to sell at market-based rates (MBR). FERC requires that holders of MBR tariffs file an update, on a triennial basis, demonstrating that they continue to lack market power. On November 30, 2006, PSE&G and ER&T filed their respective triennial updated market power reports with FERC, which were accepted by FERC on February 28, 2007. PSE&G’s and ER&T’s next market power report is due March 1, 2010.

FERC Order 888/890

On May 18, 2006, FERC issued a NOPR seeking comments from the industry on whether reforms are needed to the protections that FERC established in its previously-issued Order 888 to prevent undue discrimination and preference in the provision of transmission service. These reforms would be reflected in revisions to FERC’s pro forma Open Access Transmission Tariff, which has been incorporated into the tariffs of Transmission Providers and governs the terms and conditions under which transmission owners must provide transmission service to all eligible customers. On February 16, 2007, FERC issued Final Rule 890 in this proceeding. The Final Rule covers many transmission-related topics and emphasizes the issues of transmission planning and cost allocation associated with the construction of transmission projects. On March 19, 2007, PSE&G filed a Request for Rehearing and Clarification of the Final Rule, arguing that FERC, among other things, erred in appearing to mandate Transmission Provider planning for economic transmission projects and in establishing cost allocation principles for these projects. The final outcome of this proceeding and the resulting impact on PSEG, PSE&G and Power cannot be determined at this time.

PJM Strategic Initiative

2006 Form 10-K, Page 20. In the fourth quarter of 2006, PJM launched a “strategic initiative” to more specifically define its role in the evolving wholesale energy markets. As part of this initiative, PJM sought comments from its members, including PSE&G, on a number of items, including whether PJM should consider splitting its wholesale market operations from its transmission grid operations and whether PJM should consider changes to its current corporate governance structure. On April 2, 2007, PJM issued a Strategic Report, which has not yet been approved by the PJM Board of Managers, addressing PJM’s vision for the future on the topics of network services operations, markets administration, market monitoring and governance. In the report, PJM has pulled back from its idea of splitting market and grid operations but continues to consider whether there is a need to modify aspects of its current market and governance structure, such as by offering new forward products, implementing a smart grid, changing the structure of its market monitoring program, improving generation dispatch, resolving seams issues with the New York Independent System Operator, and implementing certain governance changes. PSEG filed comments to the Strategic Report on April 24, 2007 and will actively participate in discussions concerning the scope, impact and implementation of the PJM Strategic Initiative. The final outcome of this proceeding and the resulting impact on PSEG, PSE&G and Power cannot be determined at this time.

Power

PJM Reliability Pricing Model (RPM)

2006 Form 10-K, Page 18. On August 31, 2005, PJM filed its RPM with FERC. The RPM constitutes a locational installed capacity market design for the PJM region, including a forward auction for installed capacity priced according to a downward-sloping demand curve and a transitional implementation of the market design. FERC issued an order on April 20, 2006 that accepted most of the core concepts of the RPM filing with an implementation date of June 1, 2007. The April 20, 2006 order set certain details of the filing for paper hearing and technical conference procedures including the slope of the demand curve and the mechanism for identification of the locational capacity zones. Such hearing and technical conference procedures have now been completed. Also, commencing in June 2006, settlement discussions mediated by a FERC ALJ commenced at the request of certain intervenors. A final settlement was filed with FERC on September 29, 2006 with a requested approval date of no later than December 22, 2006. PSE&G and Power filed comments to the settlement supporting the basic structural elements of the RPM proposal but nonetheless requesting certain modifications which, in their view, would better promote the adequacy of generation reserves on a cost-effective basis. On December 22, 2006, FERC issued an order approving the September 29 settlement, with certain conditions. FERC’s approval of this settlement is expected to have a favorable impact on generation facilities located in constrained locational zones. The final revenue impact on Power of the settlement approved in the December 22, 2006 FERC order could result in incremental margin of $125 million to $175 million in 2007, with higher increases in future years as the full year impact is realized and existing capacity contracts expire. The April 20, 2006 order remains subject to rehearing requests filed by several parties. Moreover, on January 22, 2007, PSEG as well as other parties to the proceeding filed for rehearing of the December 22, 2006 order. Given the pending rehearing requests and the likelihood of eventual judicial appeals, PSEG, PSE&G and Power are unable to predict the outcome of this proceeding.

On April 13, 2007, PJM announced the results of its first base residual auction for the 2007-2008 delivery year. For additional information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Power—Overview and Future Outlook.

Transmission Infrastructure

PSEG, PSE&G and Power

DOE Congestion Study

2006 Form 10-K, Page 19. On August 8, 2006, the DOE issued a National Electric Transmission Congestion Study (Congestion Study), as directed by Congress in the EP Act. This Congestion Study identified two areas in the U.S. as “critical congestion areas;” one of the areas is the region between New York and Washington, D.C. Under the EP Act, the DOE has the ability to designate transmission corridors in these “critical congestion areas,” to which FERC back-stop transmission siting authority will attach. Thus, corridor designation may facilitate the construction of transmission projects to address congestion in these corridors.

On April 26, 2007, the DOE issued a report which proposed the Mid-Atlantic Area National Corridor as a draft corridor designation covering most of PJM and bounded by Ohio in the west and the Atlantic shoreline in the east. Specifically, it appears that the proposed corridor will encompass all of New Jersey, as well as portions of West Virginia, Pennsylvania, Maryland, Virginia, the District of Columbia, Delaware, Ohio and New York. This corridor has been proposed in draft form only, and parties will have an opportunity to comment on the designation. Thus, the precise scope and route of the corridor may change.

Public meetings will also be held in May to discuss DOE’s proposal. PSE&G and Power are currently analyzing the potential impacts of the proposed corridor designation upon their respective operations.

LDV Complaint Proceeding

2006 Form 10-K, Page 19. On December 30, 2004, Jersey Central Power & Light Company (JCP&L) filed a complaint at FERC against the other four signatories, including PSE&G, to the Lower Delaware Valley (LDV) Transmission System Agreement, which expires in 2027 and governs the construction of, and investment in, certain 500 kV transmission facilities in New Jersey. In the complaint proceeding, JCP&L sought to terminate its payment obligations to PSE&G and the other contract signatories—specifically, JCP&L pays PSE&G approximately $2.7 million annually under the LDV Agreement and its related agreements. In the proceeding, JCP&L also sought to receive credit from PSE&G and the other LDV Agreement parties for transmission facilities previously constructed by JCP&L in New Jersey. A hearing was conducted in this proceeding in November 2006, and on March 8, 2007, a FERC Administrative Law Judge (ALJ) issued a decision which ruled against JCP&L on all issues presented in the case. Thus, pursuant to the ALJ decision, JCP&L’s payment obligations have not been terminated or reduced, and JCP&L has received no credit for certain transmission facilities it constructed. JCP&L has appealed the ALJ’s decision to FERC and thus the final outcome of this proceeding cannot be predicted at this time.

State Regulation

PSEG, PSE&G, Power and Energy Holdings

New Jersey Energy Master Plan

2006 Form 10-K, Page 22. The Governor of New Jersey has recently directed the BPU, in partnership with other New Jersey agencies, to develop an Energy Master Plan (EMP). State law in New Jersey requires that an EMP be developed every three years, the purpose of which is to ensure safe, secure and reasonably-priced energy supply, foster economic growth and development and protect the environment. In the Governor’s directive regarding the EMP, the Governor established three specific goals: (1) reduce the State’s projected energy use by 20% by the year 2020; (2) supply 20% of the State’s electricity needs with certain renewable energy sources by 2020; and (3) emphasize energy efficiency, conservation and renewable energy resources to meet future increases in New Jersey electric demand without increasing New Jersey’s reliance on non-renewable resources. In November 2006, PSE&G submitted a number of strategies designed to improve efficiencies in customer use and increase the level of renewable generation. During January and February 2007, PSE&G has been actively involved in the broad-based constituent working groups created to develop specific strategies to achieve the goals and objectives. Public meetings on the EMP will continue through the third quarter of 2007, and a final plan is expected to be completed by October 2007. The outcome of this proceeding and its impact on PSEG, PSE&G and Power cannot be predicted at this time.

On April 19, 2007, PSE&G filed a plan with the BPU designed to spur investment in solar power in New Jersey and meet energy goals under the EMP. Under the plan, PSE&G would invest approximately $100 million over the next two years to help finance the installation of solar systems throughout its service area. If approved by the BPU, the initiative could begin by the end of 2007 and support 30 MW of solar power in the following two years, fulfilling approximately 50% of the BPU’s Renewal Portfolio Standard (RPS) requirements in PSE&G’s service area for 2009 and 2010.

PSE&G

BGSS Filings

2006 Form 10-K, Page 23. The parties to the 2005/2006 BGSS proceeding entered into a Stipulation in which the parties agreed that the BGSS Commodity Charge increases of September 1, 2005 and December 15, 2005 that were previously approved by the BPU on a provisional basis should become final. The BPU approved the Stipulation. In addition, all the remaining gas contract issues were also resolved and an amended Gas Requirements Contract was attached to the Stipulation and also approved by the BPU. The primary changes were the term was extended by five years and the default provision was changed from three days to one day. The written Order has been received and the Amendment to the Gas Contract has been executed.

PSE&G made its 2006/2007 BGSS filing on May 26, 2006. A Stipulation of the parties was approved by the BPU and resulted in a decrease in annual BGSS revenues of approximately $120 million, which is approximately a 6% reduction in a typical residential gas customer’s bill. The new BGSS rate became effective on November 9, 2006. The Stipulation did not include any change in the Balancing Charge.

The parties entered into a second Stipulation, which addresses the Balancing Charge only. The BPU Staff recommended a lower Balancing Charge than proposed by the Company and received agreement from Rate Counsel. The parties executed the Stipulation for the lower rate and BPU approval was received on January 17, 2007.

A third Stipulation of the parties, which makes both the BGSS Charge and the Balancing Charge final, is in the process of being completed. This Stipulation also contains an increase in the Gas Reservation Charge which is applicable to gas volumes used for electric generation. It is expected that the BPU will approve this Stipulation.

Remediation Adjustment Clause (RAC) Filing

2006 Form 10-K, Page 23. PSE&G is engaged in a program to address potential environmental concerns regarding its former Manufactured Gas Plant (MGP) properties in cooperation with and under the supervision of NJDEP. The costs of the program are recovered through the Remediation Adjustment Clause (RAC). The RAC addresses costs in annual periods ending July 31st of each year. The expenditures in each RAC period are recovered over seven years. The costs of the program, including interest, are deferred and amortized as collected in revenues.

In February 2007, PSE&G submitted its RAC-13 and RAC-14 filings with the BPU. In these filings, PSE&G seeks an order finding that the $71 million of RAC program costs incurred during the two-year period, August 1, 2004 through July 31, 2006, are reasonable and are available for recovery. If the costs are approved as filed, the annual requirement for the RAC program will decline from $36 million to $18 million effective July 1, 2007. The decline is primarily the result of an overcollection over the past two years. Amortization of the program costs is equal to revenues with no impact on Net Income.

On April 18, 2007, the BPU transferred the case to the Office of Administrative Law (OAL) for its initial decision. A procedural schedule has been established to start the discovery process.

Societal Benefits Clause (SBC) Filing

2006 Form 10-K, Page 24. On August 12, 2005, PSE&G filed a motion with the BPU seeking approval of changes in its electric and gas SBC rates and its electric non-utility generation transition charge (NTC) rates. For electric customers, the rates proposed were designed to recover approximately $106 million in SBC revenues offset by lower NTC rates of $93 million beginning January 1, 2006. For gas, the rates proposed were designed to recover approximately $10 million in SBC revenues. In 2006, PSE&G filed updates to its filing, modifying its requested changes to electric SBC/NTC rates and gas SBC rates. Public hearings were held and settlement discussions resulted in the Administrative Law Judge (ALJ) signing the Initial Decision—Settlement on January 31, 2007. The BPU approved the settlement March 6, 2007 and new rates became effective March 9, 2007, resulting in an annual increase of approximately $16 million in electric SBC/NTC revenues and $12 million in gas SBC revenues.

Gas Purchasing Strategies Audit

2006 Form 10-K, Page 24. In January 2007, the BPU has issued an RFP to solicit bid proposals to engage a contractor to perform an analysis of the gas purchasing practices and hedging strategies of the four New Jersey gas distribution companies (GDCs), including PSE&G. The primary focus will be to examine and compare the financial and physical hedging policies and practices of each GDC and to provide recommendations for improvements to these policies and practices. The BPU selected a consulting firm for this project and work is expected to begin in summer 2007. PSE&G cannot predict the outcome of this process.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

a.	PSEG:
	Exhibit 3.1(a):	Certificate of Incorporation of Public Service Enterprise Group Incorporated
	Exhibit 3.1(b):	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987.
	Exhibit 3.1(c):	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 20, 2007.
	Exhibit 3.2:	By-Laws of Public Service Enterprise Group Incorporated as in effect April 20, 2007
	Exhibit 10:	2007 Equity Compensation Plan for Outside Directors
	Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.1:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.1:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
b.	PSE&G:
	Exhibit 3.3:	By-Laws of Public Service Electric and Gas Company as in effect April 17, 2007
	Exhibit 10:	2007 Equity Compensation Plan for Outside Directors
	Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
	Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.3:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.3:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
c.	Power:
	Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.5:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.5:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
d.	Energy Holdings:
	Exhibit 12.4:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 31.6:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.7:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 32.6:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.7:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

Date: May 4, 2007

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

Date: May 4, 2007

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

Date: May 4, 2007

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS L.L.C.
(Registrant)

By:	/s/ DEREK M. DIRISIO Derek M. DiRisio Vice President and Controller (Principal Accounting Officer)

Date: May 4, 2007