Form 10-Q/A
period 2007-03-31
PSEG ENERGY HOLDINGS LLC; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2007-08-01
CIK 1089206, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

PSEG Energy Holdings L.L.C. is a wholly owned subsidiary of Public Service Enterprise Group Incorporated and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

EXPLANATORY NOTE—RESTATEMENT

This Form 10-Q/A is being filed to amend the Form 10-Q for the quarter ended March 31, 2007 to reflect a change to the Condensed Consolidated Balance Sheets as of March 31, 2007 for Public Service Enterprise Group Incorporated (PSEG) and PSEG Energy Holdings L.L.C. (Energy Holdings) to reclass $207 million from Long-Term Debt to Long-Term Debt Due Within One Year. This change relates to an error in the classification of $207 million of Energy Holdings’ Senior Notes due in February 2008 as reported in the PSEG and Energy Holdings March 31, 2007, Form 10-Q. In addition, during the second quarter of 2007, an immaterial error was discovered in the calculation of the cumulative effect of adopting Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2) recorded in the first quarter of 2007. As a result, Energy Holdings recognized an additional $15 million reduction in Retained Earnings, an increase of $19 million in Deferred Taxes and an increase of $4 million in Investment in Leveraged Leases. This restatement is limited to these line items and time period, and had no effect on PSEG’s or Energy Holdings’ results of operations, cash flows or margins.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2007 as originally filed on May 4, 2007 that was affected by the restatement has been amended to the extent affected and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

This combined Form 10-Q/A for the quarter ended March 31, 2007 is being filed by PSEG and Energy Holdings. Except for Part I, Items 1, 2 and 4 and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q, as originally filed on May 4, 2007, is being revised by or being repeated in this document.

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

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2007	2006
	(Millions) (Unaudited)
OPERATING REVENUES	$3,614	$3,461
OPERATING EXPENSES
Energy Costs	2,041	2,146
Operation and Maintenance	610	578
Depreciation and Amortization	196	201
Taxes Other Than Income Taxes	43	41

Total Operating Expenses	2,890	2,966

Income from Equity Method Investments	26	33

OPERATING INCOME	750	528
Other Income	72	50
Other Deductions	(37)	(27)
Interest Expense	(187)	(193)
Preferred Stock Dividends	(1)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	597	357
Income Tax Expense	(262)	(149)

INCOME FROM CONTINUING OPERATIONS	335	208
Loss from Discontinued Operations, net of tax benefit of $4 and $5 in 2007 and 2006, respectively	(6)	(5)

NET INCOME	$329	$203

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	252,892	251,187

DILUTED	253,356	252,065

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$1.32	$0.83
NET INCOME	$1.30	$0.81

DILUTED
INCOME FROM CONTINUING OPERATIONS	$1.32	$0.83
NET INCOME	$1.30	$0.81

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.585	$0.57

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (As Restated see Note 15)	December 31, 2006
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$483	$141
Accounts Receivable, net of allowances of $60 and $52 in 2007 and 2006, respectively	1,806	1,368
Unbilled Revenues	260	328
Fuel	355	847
Materials and Supplies	297	290
Prepayments	54	72
Restricted Funds	46	79
Derivative Contracts	53	127
Assets of Discontinued Operations	325	325
Assets Held for Sale	42	40
Other	48	45

Total Current Assets	3,769	3,662

PROPERTY, PLANT AND EQUIPMENT	19,107	18,851
Less: Accumulated Depreciation and Amortization	(5,974)	(5,849)

Net Property, Plant and Equipment	13,133	13,002

NONCURRENT ASSETS
Regulatory Assets	5,288	5,694
Long-Term Investments	3,778	3,868
Nuclear Decommissioning Trust (NDT) Funds	1,324	1,256
Other Special Funds	154	147
Goodwill	534	539
Intangibles	49	46
Derivative Contracts	37	55
Other	300	301

Total Noncurrent Assets	11,464	11,906

TOTAL ASSETS	$28,366	$28,570

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (As Restated see Note 15)	December 31, 2006
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$946	$849
Commercial Paper and Loans	277	381
Accounts Payable	1,013	964
Derivative Contracts	414	335
Accrued Interest	185	124
Accrued Taxes	225	152
Clean Energy Program	123	120
Other	508	481

Total Current Liabilities	3,691	3,406

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,098	4,462
Regulatory Liabilities	448	646
Asset Retirement Obligations	517	509
Other Postretirement Benefit (OPEB) Costs	1,091	1,089
Accrued Pension Costs	330	327
Clean Energy Program	105	133
Environmental Costs	416	421
Derivative Contracts	200	204
Long-Term Accrued Taxes	496	—
Other	173	176

Total Noncurrent Liabilities	7,874	7,967

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,431	7,636
Securitization Debt	1,668	1,708
Project Level, Non-Recourse Debt	822	840
Debt Supporting Trust Preferred Securities	186	186

Total Long-Term Debt	10,107	10,370

SUBSIDIARIES’ PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2007 and 2006—795,234 shares	80	80

COMMON STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued; 2007—266,576,508 shares; 2006—266,372,440 shares	4,683	4,661
Treasury Stock, at cost; 2007—13,189,987 shares; 2006—13,727,032 shares	(499)	(516)
Retained Earnings	2,702	2,710
Accumulated Other Comprehensive Loss	(272)	(108)

Total Common Stockholders’ Equity	6,614	6,747

Total Capitalization	16,801	17,197

TOTAL LIABILITIES AND CAPITALIZATION	$28,366	$28,570

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

[THIS PAGE INTENTIONALLY LEFT BLANK]

PSEG ENERGY HOLDINGS L.L.C.
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

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (As Restated See Note 15)	December 31, 2006
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$65	$98
Accounts Receivable:
Trade-net of allowances of $5 and $6 in 2007 and 2006, respectively	111	103
Other Accounts Receivable	18	29
Affiliated Companies	33	—
Notes Receivable:
Affiliated Companies	25	28
Inventory	35	41
Restricted Funds	33	67
Assets Held for Sale	2	—
Derivative Contracts	2	14
Other	7	8

Total Current Assets	331	388

PROPERTY, PLANT AND EQUIPMENT	1,726	1,706
Less: Accumulated Depreciation and Amortization	(310)	(307)

Net Property, Plant and Equipment	1,416	1,399

NONCURRENT ASSETS
Leveraged Leases, net	2,750	2,810
Corporate Joint Ventures and Partnership Interests	836	868
Goodwill	518	523
Intangibles	11	11
Derivative Contracts	8	26
Other	139	139

Total Noncurrent Assets	4,262	4,377

TOTAL ASSETS	$6,009	$6,164

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (As Restated See Note 15)	December 31, 2006
	(Millions) (Unaudited)
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$42
Short-Term Borrowings	8	—
Accounts Payable:
Trade	67	54
Affiliated Companies	2	12
Derivative Contracts	17	16
Accrued Interest	44	27
Other	63	72

Total Current Liabilities	451	223

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,672	1,925
Derivative Contracts	8	11
Long-Term Accrued Taxes due to Affiliate	424	—
Other	103	102

Total Noncurrent Liabilities	2,207	2,038

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
MINORITY INTERESTS	26	26

LONG-TERM DEBT
Project Level, Non-Recourse Debt	822	840
Senior Notes	942	1,149

Total Long-Term Debt	1,764	1,989

MEMBER’S EQUITY
Ordinary Unit	1,048	1,193
Retained Earnings	419	592
Accumulated Other Comprehensive Income	94	103

Total Member’s Equity	1,561	1,888

TOTAL LIABILITIES AND MEMBER’S EQUITY	$6,009	$6,164

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

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

This combined Form 10-Q/A is separately filed by Public Service Enterprise Group Incorporated (PSEG), and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. Energy Holdings makes representations only as to itself and makes no representations as to any other company.

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

Basis of Presentation

PSEG, PSE&G, Power and Energy Holdings

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective Annual Reports on Form 10-K for the year ended December 31, 2006.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. PSEG, PSE&G, Power and Energy Holdings are currently assessing the potential impact of SFAS 157 on their respective consolidated financial positions and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The guidance in this FSP was adopted January 1, 2007. The cumulative effect of applying the provisions of this FSP is reported as an adjustment to the beginning balance of Retained Earnings as of the date of adoption. As a result of implementing FSP 13-2, upon adoption PSEG and Energy Holdings each recognized a reduction in Investment in Leveraged Leases of $69 million, a reduction in Deferred Income Taxes of $2 million and a reduction in Retained Earnings of $67 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During Global’s year-end review of its equity method investments, management concluded that due to the current political situation in Venezuela, it is probable that Global would not be able to recover its capitalized costs associated with its investments in Venezuela. Therefore, Global recorded a pre-tax impairment loss of approximately $7 million to write down these investments in the fourth quarter of 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T and Power New York would have to fully utilize the credit granted to them by every counterparty to whom Power has provided a guarantee and all of ER&T’s and Power New York’s contracts would have to be “out-of-the-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T and Power New York being simultaneously “out-of-the-money” is highly unlikely due to offsetting positions within the portfolio. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $532 million and $518 million as of March 31, 2007 and December 31, 2006, respectively.

Power is subject to counterparty collateral calls related to commodity contracts that are bilateral and are subject to certain creditworthiness standards as guarantor under performance guarantees for ER&T’s agreements. Changes in commodity prices, including fuel, emissions allowances and electricity, can have a material impact on margin requirements under such contracts. As of March 31, 2007, Power had posted margin of approximately $66 million, primarily in the form of letters of credit, and received margin of approximately $57 million to satisfy collateral obligations and support various contractual and environmental obligations. As of December 31, 2006, Power had posted margin of approximately $40 million, primarily in the form of letters of credit, and received margin of approximately $86 million, including approximately $82 million in the form of letters of credit.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 65 other PRPs, have entered into an agreement with the EPA or have indicated their intention to enter an agreement that provides for sharing the costs of the $20 million study between the government organizations and the PRPs. In 2006, the EPA notified the PRPs that the cost of the study will greatly exceed the $20 million initially estimated and offered to the PRPs the opportunity to conduct the study themselves rather than reimburse the government for the additional costs it incurs. The PRP group has engaged in discussions with the EPA regarding the offer and approximately 70 PRPs, including PSE&G and Power, have agreed to assume responsibility for the study pursuant to an Administrative Order on Consent and to divide the associated costs among themselves according to a mutually agreed-upon formula. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to requests for information and, in January 2002, reached an agreement with the NJDEP and the EPA to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power agreed to install advanced air pollution controls to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury from the coal-burning units at the Mercer and Hudson generating stations to ensure compliance with PSD/NSR. Power also agreed to spend at least $6 million on supplemental environmental projects and pay a $1 million civil penalty. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under the New Jersey regulations, companies that are parties to multi-pollutant reduction agreements are permitted to postpone such reductions on half of their coal-fired electric generating capacity until December 15, 2012. With respect to Power’s New Jersey facilities, the other half of the reductions that are required to be achieved by December 15, 2007 will be achieved through the installation of carbon injection technology and baghouses as part of Power’s multi-pollutant reduction agreement with the NJDEP, which resulted from the amended 2002 agreement that resolved issues arising out of the PSD and the NSR air pollution control programs at the Hudson, Mercer and Bergen facilities, discussed above. The estimated costs of technology believed to be capable of meeting these emissions limits at Power’s coal-fired unit in Connecticut and at its Mercer Station are included in Power’s capital expenditures forecast. Total estimated costs for each project are between $150 million and $200 million. The Mercer expenditures are included in the PSD/NSR discussion above.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Nuclear Fuel

Power has several long-term purchase contracts for the supply of nuclear fuel for the Salem and Hope Creek Nuclear Generating Stations. Power has inventory and commitments to purchase sufficient quantities of uranium (concentrates and uranium hexafluoride) to meet 100% of its total estimated requirements through 2011. Additionally, Power has commitments covering approximately 55% of its estimated requirements for 2012 and 15% from 2013 through 2016. These commitments, based on current market prices, total approximately $577 million ($428 million Power’s estimated share). Power’s policy is to maintain certain levels of concentrates and uranium hexafluoride in inventory and to make periodic purchases to support such levels. As such, the commitments referred to above include estimated quantities to be purchased that are in excess of contractual minimum quantities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 6. Financial Risk Management Activities

PSEG, PSE&G, Power and Energy Holdings

The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term ‘hedge’ to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the gains or losses on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings uses derivative instruments as risk management tools consistent with its respective business plan and prudent business practices.

Derivative Instruments and Hedging Activities

Commodity Contracts

Power

Power actively transacts in energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal, oil and emission allowances in the spot, forward and futures markets, primarily in the Northeastern and Mid Atlantic United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Energy Holdings

Other Derivatives

The Texas generation facilities enter into electricity forward and capacity sale contracts to sell their 2,000 MW capacity for portions of the current calendar year, with the balance sold into the daily spot market. The Texas generation facilities also enter into gas purchase contracts to specifically match the generation requirements to support the electricity forward sales contracts. Although these contracts fix the amount of revenue, fuel costs and cash flows, and thereby provide financial stability to the Texas generation facilities, these contracts are, based on their terms, derivatives that do not meet the specific accounting criteria in SFAS 133 to qualify for the normal purchases and normal sales exception, or to be designated as a hedge for accounting purposes. As a result, these contracts must be recorded at fair value. The net fair value of the open positions was approximately $9 million and $38 million as of March 31, 2007 and December 31, 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 7. Comprehensive Income, Net of Tax

	PSE&G	Power(A)	Energy Holdings(B)	Other(C)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2007:
Net Income (Loss)	$132	$213	$3	$(19)	$329
Other Comprehensive Loss	—	(155)	(9)	—	(164)

Comprehensive Income (Loss)	$132	$58	$(6)	$(19)	$165

For the Quarter Ended March 31, 2006:
Net Income (Loss)	$78	$112	$32	$(19)	$203
Other Comprehensive Income	—	133	2	1	136

Comprehensive Income (Loss)	$78	$245	$34	$(18)	$339

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Income tax years for PSEG, PSE&G, Power and Energy Holdings that remain subject to examination by material jurisdictions, where an examination has not already concluded, are as follows:

	PSE&G	Power	Energy Holdings	Consolidated Total
United States
Federal	2001-2006	2001-2006	2001-2006	2001-2006
New Jersey	2001-2006	N/A	1997-2006	1997-2006
Pennsylvania	2003-2006	N/A	2003-2006	2003-2006
Connecticut	N/A	N/A	N/A	2003-2006
Texas	N/A	N/A	2006	2006
California	N/A	N/A	2002-2006	2002-2006
Indiana	N/A	N/A	N/A	2003-2006
Ohio	N/A	N/A	N/A	2003-2005
Foreign
Chile	N/A	N/A	2004-2006	2004-2006
Peru	N/A	N/A	2002-2006	2002-2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Financial Information by Business Segments

Information related to the segments of PSEG and its subsidiaries is detailed below:

	PSE&G	Power	Energy Holdings			Other(B)	Consolidated Total
			Resources	Global	Other(A)
	(Millions)
For the Quarter Ended March 31, 2007:
Total Operating Revenues	$2,486	$2,149	$44	$208	$2	$(1,275)	$3,614
Income (Loss) From Continuing Operations	132	219	17	(13)	(1)	(19)	335
Loss from Discontinued Operations, net of tax	—	(6)	—	—	—	—	(6)
Net Income (Loss)	132	213	17	(13)	(1)	(19)	329
Preferred Securities Dividends	(1)	—	—	—	—	1	—
Segment Earnings (Loss)	131	213	17	(13)	(1)	(18)	329
Gross Additions to Long-Lived Assets	130	126	—	16	—	3	275
As of March 31, 2007:
Total Assets	$14,524	$8,128	$2,908	$3,004	$97	$(295)	$28,366
Investments in Equity Method Subsidiaries	$—	$16	$8	$786	$—	$—	$810
For the Quarter Ended March 31, 2006:
Total Operating Revenues	$2,293	$1,967	$47	$263	$2	$(1,111)	$3,461
Income (Loss) From Continuing Operations	78	121	20	9	(1)	(19)	208
Income (Loss) from Discontinued Operations, net of tax	—	(9)	—	4	—	—	(5)
Net Income (Loss)	78	112	20	13	(1)	(19)	203
Preferred Securities Dividends	(1)	—	—	—	—	1	—
Segment Earnings (Loss)	77	112	20	13	(1)	(18)	203
Gross Additions to Long-Lived Assets	108	118	—	13	1	—	240
As of December 31, 2006:
Total Assets	$14,553	$8,146	$2,969	$3,095	$100	$(293)	$28,570
Investments in Equity Method Subsidiaries	$—	$16	$5	$817	$—	$—	$838

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 15. Restatement

PSEG and Energy Holdings

On July 26, 2007, PSEG and Energy Holdings concluded that their respective Condensed Consolidated Balance Sheets as of March 31, 2007 required restatement. PSEG and Energy Holdings determined $207 million of Energy Holdings’ Senior Notes due in February 2008 had been erroneously classified as Long-Term Debt on Form 10-Q for the quarter ended March 31, 2007, instead of Long- Term Debt due Within One Year on the Condensed Consolidated Balance Sheets.

In addition to the misclassification described above, an adjustment considered immaterial is also recorded in the Condensed Consolidated Balance Sheets as of March 31, 2007. During the second quarter of 2007, an error was discovered in the calculation of the cumulative effect of adopting FSP 13-2. As a result, Energy Holdings recognized an additional $15 million reduction in Retained Earnings, an increase of $19 million in Deferred Taxes and an increase of $4 million in Investment in Leveraged Leases.

The adjustments described above had no effect on the results of operations, cash flows or margins. The effects on the financial statements of all adjustments are detailed as follows:

Condensed Consolidated Balance Sheets

	As of March 31, 2007
	Previously Reported	As Restated
	(Millions)
PSEG
Assets:
Long-Term Investments	$3,774	$3,778
Total Noncurrent Assets	$11,460	$11,464
Total Assets	$28,362	$28,366
Liabilities and Capitalization:
Long-Term Debt Due Within One Year	$739	$946
Total Current Liabilities	$3,484	$3,691
Deferred Income Taxes and Investment Tax Credits (ITC)	$4,079	$4,098
Total Noncurrent Liabilities	$7,855	$7,874
Long-Term Debt	$7,638	$7,431
Total Long-Term Debt	$10,314	$10,107
Retained Earnings	$2,717	$2,702
Total Common Stockholders’ Equity	$6,629	$6,614
Total Capitalization	$17,023	$16,801
Total Liabilities and Capitalization	$28,362	$28,366

	As of March 31, 2007
	Previously Reported	As Restated
	(Millions)
Energy Holdings
Assets:
Leveraged Leases, net	$2,746	$2,750
Total Noncurrent Assets	$4,258	$4,262
Total Assets	$6,005	$6,009
Liabilities and Member’s Equity:
Long-Term Debt Due Within One Year	$43	$250
Total Current Liabilities	$244	$451
Deferred Income Taxes and Investment and Energy Tax Credits	$1,653	$1,672
Total Noncurrent Liabilities	$2,188	$2,207
Senior Notes	$1,149	$942
Total Long-Term Debt	$1,971	$1,764
Retained Earnings	$434	$419
Total Member’s Equity	$1,576	$1,561
Total Liabilities and Member’s Equity	$6,005	$6,009

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

This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. Energy Holdings makes representations only as to itself and makes no other representations whatsoever as to any other company.

This combined MD&A has been revised for the effects of the restatement discussed in Note 15 to the Financial Statements.

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

Energy Holdings faces risks related to the tax treatment of uncertain tax positions which will be impacted by new accounting guidance under FIN 48 and FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FAS 13-2), both of which were effective as of January 1, 2007. Based on its evaluation of this new guidance, Energy Holdings recorded a reduction to opening 2007 Retained Earnings of approximately $176 million. In addition, this new guidance will have an impact on Energy Holdings’ future earnings, including an anticipated earnings after-tax reduction of $32 million in 2007, which represents the majority of the anticipated impact on PSEG. In addition, Energy Holdings faces risks related to the resolution of tax audit claims associated with Resources’ leveraged lease transactions. See Note 2. Recent Accounting Standards and Note 5. Commitments and Contingent Liabilities of the Notes for further discussion.

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

Income Taxes

The $8 million increase for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to assets sales and the Konya-Ilgin settlement, a higher effective tax rate due to timing and the adoption of FIN 48.

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

Energy Holdings

Energy Holdings and its subsidiaries had $65 million in cash, including $6 million invested offshore as of March 31, 2007. In addition, as of March 31, 2007, Energy Holdings had an outstanding demand loan receivable from PSEG of $25 million. Energy Holdings believes that sufficient liquidity exists to fund short-term cash needs. See External Financings—Energy Holdings below for Energy Holdings’ additional use of its excess cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to each company, including their respective consolidated subsidiaries, is accumulated and communicated to the respective company’s management, including the Chief Executive Officer and Chief Financial Officer of each company by others within those entities to allow timely decisions regarding required disclosure. PSEG, PSE&G, Power and Energy Holdings have established a disclosure committee (the “committee”) which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures.

PSEG, PSE&G and Power

The Chief Financial Officer and Chief Executive Officer for PSEG, PSE&G and Power have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by the quarterly report and, based on this evaluation, have concluded that disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report on Form 10-Q/A.

Energy Holdings

In connection with this quarterly report on Form 10-Q/A, the Chief Financial Officer and Chief Executive Officer of Energy Holdings reevaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by the quarterly report and, based on that reevaluation have concluded that disclosure controls and procedures were not effective as of March 31, 2007 because of a material weakness in internal control over financial reporting that caused the incorrect classification of $207 million of long-term debt on the Condensed Consolidated Balance Sheet. Specifically, controls pertaining to the reconciliation and review processes within the accounting and treasury functions were not operating effectively to ensure that the Senior Notes due in February 2008 were classified within Long-Term Debt due Within One Year on the Condensed Consolidated Balance Sheet. This material weakness resulted in the restatement of Energy Holdings’ Condensed Consolidated Financial Statements for the interim period ended March 31, 2007, included in this quarterly report on Form 10-Q/A.

Changes in Internal Controls

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings continually review their respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting. As indicated below, significant changes to internal control over financial reporting at Energy Holdings were made effective as of the filing date of this document.

Energy Holdings

As of the date of filing this quarterly report on Form 10-Q/A, Energy Holdings has remediated the material weakness that resulted in the restatement of the Energy Holdings’ Condensed Consolidated Balance Sheet. Specifically, Energy Holdings enhanced the controls around reconciliation processes within the accounting and treasury functions relative to the classification of Long Term Debt on the Condensed Consolidated Balance Sheet. These controls will be evaluated as part of the overall assessment of internal controls over financial reporting to be included in Energy Holdings’ 2007 Annual Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

a.	PSEG:
	Exhibit 3.1(a):	Certificate of Incorporation of Public Service Enterprise Group Incorporated(1)
	Exhibit 3.1(b):	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987(1)
	Exhibit 3.1(c):	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 20, 2007(1)
	Exhibit 3.2:	By-Laws of Public Service Enterprise Group Incorporated as in effect April 20, 2007(1)
	Exhibit 10:	2007 Equity Compensation Plan for Outside Directors(1)
	Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges(1)
	Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.1:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.1:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
b.	PSE&G:
	Exhibit 3.2:	By-Laws of Public Service Electric and Gas Company as in effect April 17, 2007(1)
	Exhibit 10:	2007 Equity Compensation Plan for Outside Directors(1)
	Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges(1)
	Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements(1)
	Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)
	Exhibit 31.3:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)
	Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)
	Exhibit 32.3:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)
c.	Power:
	Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges(1)
	Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)
	Exhibit 31.5:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)
	Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)
	Exhibit 32.5:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)
d.	Energy Holdings:
	Exhibit 12.4:	Computation of Ratios of Earnings to Fixed Charges(1)
	Exhibit 31.6:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
	Exhibit 31.7:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.6:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
Exhibit 32.7:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Filed with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 on May 4, 2007 and incorporated herein by reference.

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

Date: August 1, 2007

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

Date: August 1, 2007

[THIS PAGE INTENTIONALLY LEFT BLANK]

[THIS PAGE INTENTIONALLY LEFT BLANK]